Form 10-Q
period 1995-06-30
VENTURIAN CORP
filed 1995-08-14
CIK 745756

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q




_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1995

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission file number 0-12117


                                VENTURIAN CORP.
             (Exact name of registrant as specified in its charter)


         Minnesota                                            41-1460782
(State or other jurisdication of                         IRS Employer ID Number
incorporation or organziation)

 1600 Second Street South, Hopkins, MN                           55343
(Address of principal executive offices)                       (Zip code)

Registrant's telephone number, including area code           (612) 931-2500

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months and (2) has been subject to the filing requirements for at least the past 90 days.

Yes _X_  No __

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practical date:
                                             Outstanding at August 11, 1995
$1.00 par value common shares                            747,789




                        VENTURIAN CORP. AND SUBSIDIARIES

                                   FORM 10-Q

                                     INDEX




PART I.      Financial Information



    Item 1.

             Consolidated Condensed Balance Sheets
             June 30, 1995 and December 31, 1994                         3

             Consolidated Condensed Statements of Operations
             Three and six months ended June 30, 1995 and 1994           4

             Consolidated Condensed Statements of Cash Flows
             Six months ended June 30, 1995 and 1994                     5

             Notes to Consolidated Condensed Financial
             Statements                                                  6


    Item 2.

             Management's Discussion and Analysis of
             the Results of Operations and Financial Condition          11



PART II.     Other information


    Item 6.  Exhibits and Reports on Form 8-K                           17


                        Venturian Corp. and Subsidiaries
                     Consolidated Condensed Balance Sheets
                             (Dollars in thousands)
                                  (Unaudited)


                                                     June 30,  December 31,
                                                       1995       1994

Current assets
  Cash and cash equivalents                         $    844    $    825
  Accounts receivable, less allowance
    for doubtful accounts of $175 in June
    1995 and $271 in December 1994                     4,858       3,598
  Inventories                                          3,582       4,404
  Restricted cash                                        655       2,103
  Real estate held for sale                            2,583       2,678
  Prepaid expenses                                       226         279

    Total current assets                              12,748      13,887

Property and equipment - at cost
  Buildings and improvements                           1,674       1,659
  Equipment                                            5,132       5,070
                                                       6,806       6,729
  Less accumulated depreciation and amortization       5,373       5,199
                                                       1,433       1,530
  Land                                                   529         529
                                                       1,962       2,059

Other assets                                           3,147       3,165

                                                    $ 17,857    $ 19,111

Liabilities and Stockholders' Equity
Current liabilities
  Bank overdraft                                    $    369    $    317
  Current maturities of long-term debt                   118         118
  Accounts payable                                     1,527       1,846
  Advances from customers                                446         407
  Accrued liabilities                                  1,085       1,120
  Rental real estate mortgage and related costs        1,698       1,825
  Net liabilities of discontinued operations             942         227

    Total current liabilities                          6,185       5,860

Long-term debt, less current maturities                  242         322

Deferred compensation and postretirement benefits      2,470       2,483

Commitments and contingencies                           --          --

Stockholders' equity
  Common stock - $1 par value                            748         748
  Additional contributed capital                      14,661      14,661
  Accumulated deficit                                 (6,449)     (4,963)
                                                       8,960      10,446

                                                    $ 17,857    $ 19,111


The accompanying notes are an integral part of these statements.


                        Venturian Corp. and Subsidiaries
                Consolidated Condensed Statements of Operations
                             (Dollars in thousands)
                                  (Unaudited)



                                         Three months ended       Six months ended
                                              June 30,                June 30,
                                          1995        1994        1995        1994

Net sales                              $  5,470    $  5,565    $ 11,288    $ 12,518

Cost of products sold                     3,926       4,017       7,822       9,077

  Gross profit                            1,544       1,548       3,466       3,441

Operating expenses
  Sales and marketing                       682         673       1,275       1,330
  Administrative                            639         675       1,270       1,369
  Warehousing                               371         354         733         717

    Total operating expenses              1,692       1,702       3,278       3,416

Operating profit (loss)                    (148)       (154)        188          25

Other income
  Investment income                          24          28          53          68
  Interest expense                          (75)        (96)       (170)       (170)
  Rental income                             103         156         194         205
  Other                                      64          (2)         67          22

    Total                                   116          86         144         125

Earnings (loss) from continuing
  operations before income taxes            (32)        (68)        332         150

Income taxes                               --          --            50        --

Earnings (loss) from
  continuing operations                     (32)        (68)        282         150

Discontinued operations
  Loss from discontinued operations,
    net of $50,000 tax benefit           (1,520)       (238)     (1,768)       (278)

Net loss                               ($ 1,552)   ($   306)   ($ 1,486)   ($   128)


Net earnings (loss) per share
  Continuing operations                ($  0.04)   ($  0.09)   $   0.38    $   0.20
  Loss from discontinued operations       (2.03)      (0.32)      (2.37)      (0.37)

Net loss per common share              ($  2.07)   ($  0.41)   ($  1.99)   ($  0.17)


The accompanying notes are an integral part of these statements.


                        Venturian Corp. and Subsidiaries
                Consolidated Condensed Statements of Cash Flows
                             (Dollars in thousands)
                                  (Unaudited)


                                                         Six months ended
                                                             June 30,
                                                          1995       1994


  Cash flows from operating activities:
    Net loss                                            ($1,486)   ($  128)
    Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
        Depreciation and amortization                       286        290
        Gain on sale of real estate                         (64)      --
        Discontinued operations                             715        110
        Change in assets and liabilities:
          Accounts receivable                            (1,260)     1,271
          Inventories                                       822       (857)
          Restricted cash                                 1,448        439
          Prepaid expenses                                   53         11
          Other assets                                     (161)      (186)
          Bank overdraft                                     52       (121)
          Accounts payable                                 (319)      (577)
          Advances from customers                            39     (2,220)
          Accrued liabilities                               (35)        13
          Deferred compensation and
            postretirement benefits                          66        113
          Payments on deferred compensation                 (79)       (99)
        Total adjustments                                 1,563     (1,813)
  Net cash provided by (used in) operating activities        77     (1,941)

Cash flows from investing activities:
  Purchase of property and equipment                        (77)      (228)
  Purchase of real estate                                  --         (400)
  Proceeds from sale of real estate                         102       --
  Payments received on notes receivable                       7          7

  Net cash provided by (used in) investing activities        32       (621)

Cash flows from financing activities
  Payments on long-term debt                               (207)      (105)
  Proceeds from long-term debt                             --           72
  Proceeds from life insurance loan                         117       --

  Net cash used in financing activities                     (90)       (33)


Net increase (decrease) in cash and cash equivalents         19     (2,595)
Beginning cash and cash equivalents                         825      3,874

Ending cash and cash equivalents                        $   844    $ 1,279

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                            $   188    $   190
    Income taxes                                              8         92


The accompanying notes are an integral part of these statements.



                        VENTURIAN CORP. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with the instructions in Regulation S-X pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading.

In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which consist of only normal recurring accruals, necessary to present a fair statement of the results of operations and financial position for the periods presented. Results of operations for the interim periods are not necessarily indicative of results for the full year.

On July 31, 1995, the company announced that it had discontinued operations of PC Express (see Note D). The accompanying financial statements and notes have been restated for all periods to reflect the effects of discontinued operations.


NOTE B - INVENTORIES

Inventories are stated at the lower of cost or market, principally using the specific identification method for Napco. Inventories consisted of the following at June 30, 1995:

           Napco                                 $3,562,000
           Venturian Software                        20,000
                                                 $3,582,000

A portion of Napco's inventory is acquired when it becomes available for sale. Napco's sales of this inventory may vary from the current period to several years. It is the company's practice to classify this inventory, which totaled $1,933,000 at June 30, 1995, with current assets. The company's obsolescence policy requires that purchases of this inventory be written off if not sold after four years. The four year period was selected after a review of customers' historical buying patterns and is reviewed annually to determine whether the period continues to be appropriate.


NOTE C - GOODWILL

In connection with the 1992 acquisition of PC Express, Inc., the company had recorded goodwill based upon an analysis of the estimated benefits of the future net income expected to be generated by PC Express. In the fourth quarter of 1994, the company recorded a $1,500,000 charge to operations to write-down goodwill to an estimated net realizable value of $600,000. The write-down was based on updated forecasts which showed that an impairment of goodwill had occurred, due mainly to a decline in gross profit margins realized by PC Express since its acquisition. Management reviews the valuation and amortization of goodwill on an ongoing basis.

At the end of 1994, management had forecasted sales to increase by approximately 3 percent in 1995, however, factors such as problems related to the introduction of newer complex technology over the latter half of 1994 and turnover at the management level in early 1995 contributed to a decline in sales that continued into the second quarter. Management had revised its sales projections downward at the end of the first quarter based on experience during the quarter. At the same time, management revised its forecast upwards with respect to expected gross profit margins, also based on experience in the first quarter. Assumptions for operating expenses used in the revised forecast did not change from the assumptions used at year end, however management was in the process of implementing cost reduction strategies in response to the lower level of sales.

While actual sales for the second quarter achieved forecasted levels, forecasted gross profit margins were not realized. In addition, PC Express experienced a significant decline in sales early in the third quarter which rendered assumptions with respect to future sales levels unreliable. As a result, management determined that further impairment of goodwill and remaining intangible assets has occurred. Accordingly, a $1,012,000 charge was recorded in the second quarter of 1995 to write-off the remaining goodwill and intangible assets.

NOTE D - SUBSEQUENT EVENT

On July 31, 1995, the company announced that it had discontinued operations of PC Express, due to continued losses from this operation. PC Express ceased operations effective as of that date, and management is proceeding with an orderly liquidation of the subsidiary, which management expects to complete within approximately three months. Net losses of PC Express were $1,520,000 and $1,768,000 for the three and six months ended June 30, 1995 on sales of $5,198,000 and $10,956,000 for the same periods, respectively. In 1994, PC Express reported a net loss of $238,000 for the second quarter on sales of $6,244,000 and a net loss of $278,000 on sales of $13,057,000 for the six month period. No further net losses are anticipated in 1995 in connection with the liquidation of the subsidiary. Net liabilities of discontinued operations reflected in the consolidated balance sheets totaled $942,000 and $227,000 as of June 30, 1995 and December 31, 1994, respectively.



NOTE E - LINES OF CREDIT

Napco has an agreement with a bank to provide a $2,000,000 line of credit for international transactions. The agreement requires that letters of credit be collateralized 100 percent with a restricted cash balance. In 1994, this agreement was amended to allow for cash advances of up to 90 percent of the cash surrender value of certain of the company's life insurance policies. Such life insurance policies were also assigned as collateral on the line of credit. Advances against the line bear interest at one percent over the bank's base rate. At June 30, 1995, approximately $1,930,000 was available for cash advances pursuant to this agreement. There were no cash advances outstanding against this line of credit at June 30, 1995.

Napco has additional lines of credit available for international transactions such as letters of credit and bid, performance and advance payment guarantees on a transaction basis for which restricted cash balances are required. Letters of credit issued by financial institutions under all lines of credit totaled $655,000 as of June 30, 1995, and are collateralized by a restricted cash balance.

In 1994, PC Express established an agreement with a bank to provide the company with a $1,500,000 line of credit, which was due May 1, 1995. As of December 31, 1994, PC Express was not in compliance with certain covenants pursuant to the line of credit and the bank did not waive the violations. Effective March 31, 1995, PC Express refinanced advances under the line of credit through a subsidiary of its former lender, which provided for advances of up to $2,000,000 based upon levels of eligible accounts receivable. Advances under the agreement are collateralized by substantially all of the assets of PC Express, are payable on demand and bear interest at the bank's reference rate plus five percent. At June 30, 1995, outstanding advances on the line of credit totaled $1,407,000. Management expects that the proceeds of the liquidation of PC Express will be sufficient to repay amounts outstanding under the line of credit.


NOTE F - CONTINGENCIES

At June 30, 1995, the company had performance and advance payment guarantees outstanding on various sales contracts totaling $1,120,000. These guarantees were backed by insurance bonds, which do not require cash collateral.

The company has guaranteed certain indebtedness of Mass Merchandisers, Inc., a former affiliate of Venturian Corp. At June 30, 1995, this indebtedness was $662,000. This indebtedness is secured by a first mortgage lien against certain real estate owned and operated by Mass Merchandisers, Inc., a wholly-owned subsidiary of McKesson Corp.

The company also owns rental real estate that contains industrial contaminants and must be remediated. In February 1995, a Phase II Investigation Report and remedial alternatives were submitted for approval to the Minnesota Pollution Control Agency (MPCA). In connection with the report, management retained a consultant to prepare cost estimates with respect to remediation of the property. Two remedial alternatives were prepared and the range of associated costs were estimated based on each alternative. The first alternative, which includes groundwater monitoring and soil remediation, is considered to be the most likely alternative by the consultant. This alternative includes remediation efforts over a period of five years and has a range of estimated costs from $332,000 to $1,257,000. Within this range, the consultant believes approximately $600,000 represents the most likely cost of remediation. The second alternative includes costs associated with groundwater extraction and treatment along with groundwater monitoring and soil remediation. This alternative includes remediation efforts over a period of five years and has a range of estimated costs from $625,000 to $1,709,000. The cost estimates are contingent upon MPCA approval of the remedial alternatives or unforeseen circumstances which could affect the technologies implemented or the magnitude of the remediation required.

Estimated remediation costs include capital costs associated with the remedial activity as well as annual costs over a period of five years. Annual costs included in the previous cost estimates were calculated using a ten percent discount rate. Not discounted, the estimated cost of remediation has a range from $348,000 to $1,290,000 under the first alternative and a range of $695,000 to $1,824,000 under the second alternative. The company accrued approximately $600,000 for estimated costs of remediation at the time the property was acquired in March 1994. At June 30, 1995, a liability of approximately $523,000 for remediation costs is included under the caption "Rental real estate mortgage and related costs" as a current liability.

Because a remediation plan has not been agreed to, management cannot reasonably estimate the timing of expected payments towards the cost of remediation. However, depending on the final remediation options approved by the MPCA, the remediation could commence in the Fall of 1995 and, with the exception of annual cost items, be completed during the year.

The company is involved in an environmental investigation related to its former office headquarters location. Management has retained a consultant to determine what, if any, remedial action is required at this site. Based upon a 1993 study, the consultant has recommended that no further investigation or remediation at the site is needed. This recommendation is subject to the approval of the MPCA property transfer unit. Management believes that the ultimate liability to be incurred as a result of this investigation, if any, will not have a material adverse effect on the company's financial position or results of operations.


NOTE G - NET EARNINGS (LOSS) PER SHARE

Net earnings (loss) per common share is computed based on the weighted average outstanding common shares and common share equivalents, when dilutive. Weighted average shares outstanding were 747,789 for the three and six months ended June 30, 1995 and 1994, respectively.


NOTE H - RECLASSIFICATIONS

Certain reclassifications have been made to the 1994 financial statements to conform with the 1995 presentation.


                        VENTURIAN CORP. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                 June 30, 1995




Prior to June 30, 1995, the company's consolidated condensed financial statements included the results of PC Express, Inc. On July 31, 1995, the company announced that it had discontinued operations of PC Express. The results of operations for PC Express are reflected as discontinued operations in the consolidated condensed financial statements (see Discontinued Operations).

RESULTS OF OPERATIONS

Net Sales

Consolidated net sales were $5,470,000 for the second quarter of 1995, compared with $5,565,000 in the second quarter of 1994. For the first six months of the year, consolidated net sales were $11,288,000, down 9.8 percent from $12,518,000 for the same period a year ago.

Napco sales of $5,239,000 in this year's second quarter declined slightly from $5,521,000 in the second quarter of 1994. Management had expected lower sales in 1995 based on the level of backlog at the start of the year, which generally provides a good indication of future sales.

Napco's backlog was $15,025,000 at the beginning of 1995, compared with a beginning backlog of $19,916,000 at the beginning of 1994. Backlog at June 30, 1995 was $12,891,000. However, in July 1995, Napco booked orders that totaled approximately $7.5 million. These new order bookings could favorably affect sales, in particular during the fourth quarter of 1995.

Napco sales were $10,915,000 for the six months ended June 30, 1995, compared with $12,413,000 for the same period in 1994.

Venturian Software sales were strong in the second quarter of 1995, increasing to $247,000 compared with $68,000 for the quarter ended June 30, 1994. Year-to-date sales also are ahead of last year's levels, totaling $397,000 for the first six months of 1995 compared with $139,000 for the first six months a year ago. Management had expected sales to increase over prior year levels due to Venturian Software's designation as a Value-Added Dealer of MagicTM products and to the addition of MulticallTM to the company's product line.


Costs and Expenses

Cost of products sold was 71.8 percent of net sales in the second quarter of 1995 compared with 72.2 percent of net sales for the same period last year. Year-to-date, cost of products sold was 69.3 percent of net sales for the six month period compared with 72.5 percent a year ago.

Cost of products sold for Napco sales was 74.0 percent of net sales in the second quarter of 1995 compared with 72.6 percent a year ago. Second quarter sales in 1995 included a larger proportion of sales to the U.S. Government than a year ago, contributing to the increase in cost of products sold as these sales typically are at a lower profit margin than sales to non-government customers. Cost of products sold for Napco sales was 71.0 percent and 72.9 percent of net sales for the six months ended June 30, 1995 and 1994, respectively.

Venturian Software cost of products sold was 8.7 percent of net sales in the second quarter of 1995 compared with 14.7 percent for the same period last year. Year-to-date, cost of products sold for Venturian Software sales was 17.4 percent of net sales, compared with 21.6 percent of net sales last year. Venturian Software cost of products sold is low because a significant portion of its revenues are generated by consulting services, which do not have an associated product cost.

Consolidated operating expenses totaled $1,692,000 for the second quarter of 1995, compared with operating expenses of $1,702,000 for the same period a year ago. For the six months, consolidated operating expenses were $3,278,000 and $3,416,000 in 1995 and 1994, respectively.

Napco operating expenses totaled $1,367,000 for the second quarter of 1995, compared with $1,482,000 for the same period last year. Operating expenses were down, primarily in the administrative area, due to cost containment efforts.

Year-to-date, Napco operating expenses totaled $2,715,000 and $3,009,000 for the six months ended June 30, 1995 and 1994, respectively.

Operating expenses for Venturian Software were $178,000 in the second quarter of 1995, up significantly from $87,000 for the same period a year ago. Venturian Software operating expenses also increased for the comparable six month periods, totaling $333,000 in 1995 compared with $179,000 in 1994. Expenses increased due to the addition of programming staff and to the addition of marketing personnel for the introduction of the Multicall product.

Corporate overhead expenses were $163,000 in the second quarter of 1995 compared with $157,000 for the same period last year. Year-to-date corporate overhead was $254,000 in 1995 and $262,000 in 1994.


Operating Profit (Loss)

Napco reported an operating loss of $3,000 for the quarter ended June 30, 1995 on sales of $5,239,000. Year-to-date, Napco reported an operating profit of $447,000 on sales of $10,915,000. Last year, Napco reported an operating profit of $32,000 for the second quarter and a year-to-date operating profit of $357,000.

Venturian Software reported an operating profit of $18,000 in the second quarter of 1995, reducing its year-to-date operating loss to $5,000 for the six month period. A year ago, Venturian Software reported operating losses of $29,000 and $70,000 for the three and six months periods, respectively.


Other Income (Expense)

Other income (expense) included rental income, net of expenses, of $103,000 and $156,000 for the second quarters of 1995 and 1994, respectively, and $194,000 and $205,000 year-to-date in 1995 and 1994, respectively. This income was derived from the acquisition of rental real estate in March 1994 (see Note F).


Income Taxes

The company has recorded income tax expense of $50,000 for the six months ended June 30, 1995 relating to continuing operations. This tax expense, attributable to alternative minimum tax, has been fully offset by a tax benefit relating to discontinued operations.

The company did not record tax expense for the three and six month periods ended June 30, 1994 because the company had net operating loss carryforwards sufficient to offset the current tax expense.


Discontinued Operations

On July 31, 1995, the company announced that it had discontinued operations of PC Express, due to continued losses from this operation. PC Express ceased operations effective as of that date, and management is proceeding with an orderly liquidation of the subsidiary, which management expects to complete within approximately three months. Net losses of PC Express were $1,520,000 and $1,768,000 for the three and six months ended June 30, 1995 on sales of $5,198,000 and $10,956,000 for the same periods, respectively. In 1994, PC Express reported a net loss of $238,000 for the second quarter on sales of $6,244,000 and a net loss of $278,000 on sales of $13,057,000 for the six month period. No further net losses are anticipated in 1995 in connection with the liquidation of the subsidiary. Net liabilities of discontinued operations reflected in the consolidated balance sheets totaled $942,000 and $227,000 as of June 30, 1995 and December 31, 1994, respectively.

Prior to the decision to discontinue the operations of PC Express, management reviewed the valuation and amortization of goodwill on an ongoing basis based upon an analysis of the estimated benefits of the future net income expected to be generated by PC Express. In the fourth quarter of 1994, the company recorded a $1,500,000 charge to operations to write-down goodwill to an estimated net realizable value of $600,000. The write-down was based on updated forecasts which showed that an impairment of goodwill had occurred, due mainly to a decline in gross profit margins realized by PC Express since its acquisition.

At the end of 1994, management forecasted sales to increase by approximately
3 percent in 1995, however, factors such as problems related to the introduction of newer complex technology over the latter half of 1994 and turnover at the management level in early 1995 contributed to a decline in sales that continued into the second quarter. Management revised its sales projections downward at the end of the first quarter based on experience during the quarter. At the same time, management revised its forecast upwards with respect to expected gross profit margins, also based on experience in the first quarter. Assumptions for operating expenses used in the revised forecast did not change from the assumptions used at year end, however management was in the process of implementing cost reduction strategies in response to the lower level of sales.

While actual sales for the second quarter achieved forecasted levels, forecasted gross profit margins were not realized. In addition, PC Express experienced a significant decline in sales early in the third quarter which rendered assumptions with respect to future sales levels unreliable. As a result, management determined that further impairment of goodwill and remaining intangible assets has occurred. Accordingly, a $1,012,000 charge was recorded in the second quarter of 1995 to write-off the remaining goodwill and intangible assets.


FINANCIAL CONDITION

Liquidity and Capital Resources - Current assets totaled $12,748,000 and exceeded current liabilities by $6,563,000 at June 30, 1995. The current ratio was 2.1 to one at the end of the second quarter, compared with 2.4 to one at December 31, 1994. Cash and cash equivalents of $844,000 at June 30, 1995 were essentially unchanged compared with December 31, 1994.

Napco has an agreement with a bank to provide a $2,000,000 line of credit for international transactions provided that letters of credit be collateralized 100 percent with a restricted cash balance. In 1994, this agreement was amended to allow for cash advances of up to 90 percent of the cash surrender value of certain of the company's life insurance policies. Such life insurance policies were also assigned as collateral on the line of credit. Advances against the line bear interest at one percent over the bank's base rate. At June 30, 1995, approximately $1,930,000 was available for cash advances pursuant to this agreement. There were no cash advances outstanding on this line of credit at June 30, 1995.

Napco has additional lines of credit available for international letters of credit and bid and performance guarantees on a transaction basis for which restricted cash balances are be required. Letters of credit issued by financial institutions under all lines of credit totaled $655,000 at June 30, 1995 and are collateralized by a restricted cash balance.

In 1994, PC Express established an agreement with a bank to provide the company with a $1,500,000 line of credit, which was due May 1, 1995. As of December 31, 1994, PC Express was not in compliance with certain covenants pursuant to the line of credit and the bank did not waive the violations. Effective March 31, 1995, PC Express refinanced advances under the line of credit through a subsidiary of its former lender, which provided for advances of up to $2,000,000 based upon levels of eligible accounts receivable. Advances under the agreement are collateralized by substantially all of the assets of PC Express, are payable on demand and bear interest at the bank's reference rate plus five percent. Advances under the line of credit totaled $1,407,000 at June 30, 1995. Management expects that the proceeds of the liquidation of PC Express will be sufficient to repay amounts outstanding under the line of credit.

Management believes that its present cash reserves should be sufficient to fund its operations and to collateralize all international transactions as required. Management has been successful in obtaining insurance bonds with no collateral requirements for certain of its international transactions rather than utilizing its traditional bank lines of credit. The company has additional sources of funds in the form of borrowing against life insurance policies or other non-current assets.




                        VENTURIAN CORP. AND SUBSIDIARIES
                                    PART II
                               OTHER INFORMATION





Item 6.  Exhibits and Reports on Form 8-K

     a)  Exhibits

         Exhibit 27.  Financial Data Schedule (for SEC use only)

     b) No report on Form 8-K was filed during the quarter for which this report is filed.

In a report on Form 8-K dated July 31, 1995, the company reported that, effective July 31, 1995, it had discontinued operations of its subsidiary, PC Express, Inc., due to continued losses from operations.


                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            VENTURIAN CORP.
                                            (Registrant)


                                            By: /s/ Mary F. Jensen
                                                Mary F. Jensen
                                                Chief Financial Officer


Date:    August 14, 1995