Form 10-Q
period 1995-09-30
VENTURIAN CORP
filed 1995-11-14
CIK 745756

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q




_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1995

                                       OR

__   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


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

                                               Outstanding at November 13, 1995
$1.00 par value common shares                               747,789




                        VENTURIAN CORP. AND SUBSIDIARIES

                                   FORM 10-Q

                                     INDEX




PART I. Financial Information

     Item 1.

          Consolidated Condensed Balance Sheets
          September 30, 1995 and December 31, 1994                       3

          Consolidated Condensed Statements of Operations
          Three and nine months ended
          September 30, 1995 and 1994                                    4

          Consolidated Condensed Statements of Cash Flows
          Nine months ended Septmeber 30, 1995 and 1994                  5

          Notes to Consolidated Condensed Financial
          Statements                                                     6


     Item 2.

          Management's Discussion and Analysis of
          the Results of Operations and Financial Condition             10



PART II. Other information


     Item 6. Exhibits and Reports on Form 8-K                           15


                        Venturian Corp. and Subsidiaries
                     Consolidated Condensed Balance Sheets
                             (Dollars in thousands)
                                  (Unaudited)



                                                  September 30, December 31,
                                                      1995         1994

Current assets
  Cash and cash equivalents                         $  1,248    $    825
  Accounts receivable, less allowance
    for doubtful accounts of $183 in September
    1995 and $271 in December 1994                     5,137       3,598
  Inventories                                          3,424       4,404
  Restricted cash                                        680       2,103
  Real estate held for sale                            2,555       2,678
  Prepaid expenses                                       230         279

    Total current assets                              13,274      13,887

Property and equipment - at cost
  Buildings and improvements                           1,741       1,659
  Equipment                                            5,184       5,070
                                                       6,925       6,729
  Less accumulated depreciation and amortization       5,461       5,199
                                                       1,464       1,530
  Land                                                   529         529
                                                       1,993       2,059

Other assets                                           3,174       3,165

                                                    $ 18,441    $ 19,111

Liabilities and Stockholders' Equity
Current liabilities
  Bank overdraft                                    $    308    $    317
  Current maturities of long-term debt                   128         118
  Accounts payable                                     2,752       1,846
  Advances from customers                                556         407
  Accrued liabilities                                  1,142       1,120
  Rental real estate mortgage and related costs        1,670       1,825
  Net liabilities of discontinued operations              --         227

    Total current liabilities                          6,556       5,860

Long-term debt, less current maturities                  216         322

Deferred compensation and postretirement benefits      2,464       2,483

Commitments and contingencies                             --          --

Stockholders' equity
  Common stock - $1 par value                            748         748
  Additional contributed capital                      14,661      14,661
  Accumulated deficit                                 (6,204)     (4,963)
                                                       9,205      10,446

                                                    $ 18,441    $ 19,111


The accompanying notes are an integral part of these statements.


                        Venturian Corp. and Subsidiaries
                Consolidated Condensed Statements of Operations
                             (Dollars in thousands)
                                  (Unaudited)

                                            Three months ended       Nine months ended
                                               September 30,           September 30,
                                              1995       1994        1995        1994

Net sales                                   $ 5,621    $ 6,106    $ 16,909    $ 18,624

Cost of products sold                         3,902      4,378      11,724      13,455

  Gross profit                                1,719      1,728       5,185       5,169

Operating expenses
  Sales and marketing                           584        713       1,859       2,043
  Administrative                                745        623       2,015       1,992
  Warehousing                                   351        380       1,084       1,097

    Total operating expenses                  1,680      1,716       4,958       5,132

Operating profit                                 39         12         227          37

Other income
  Investment income                              47         33         100         101
  Interest expense                             (115)      (103)       (285)       (273)
  Rental income                                 177        105         371         310
  Other                                          --         (1)         67          21

    Total                                       109         34         253         159

Earnings from continuing
  operations before income taxes                148         46         480         196

Income taxes                                     52         --         102          --

Earnings from
  continuing operations                          96         46         378         196

Discontinued operations
  Earnings (loss) from discontinued
    operations, net of tax benefit             (317)        16      (2,085)       (262)
  Write-off net liabilities of PC Express       466         --         466          --
                                                149         16      (1,619)       (262)


Net earnings (loss)                         $   245    $    62    ($ 1,241)   ($    66)


Net earnings (loss) per share
  Continuing operations                     $  0.13    $  0.06    $   0.51    $   0.26
  Discontinued operations                      0.20       0.02       (2.16)      (0.35)

Net earnings (loss) per common share        $  0.33    $  0.08    ($  1.65)   ($  0.09)


The accompanying notes are an integral part of these statements.



                        Venturian Corp. and Subsidiaries
                Consolidated Condensed Statements of Cash Flows
                             (Dollars in thousands)
                                  (Unaudited)


                                                         Nine months ended
                                                            September 30,
                                                          1995       1994


  Cash flows from operating activities:
    Net loss                                            ($1,241)   ($   66)
    Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
        Depreciation and amortization                       431        397
        Gain on sale of real estate                         (64)        --
        Discontinued operations                            (227)         9
        Change in assets and liabilities:
          Accounts receivable                            (1,539)     2,299
          Inventories                                       980       (799)
          Restricted cash                                 1,423        513
          Prepaid expenses                                   49         12
          Other assets                                      (70)      (309)
          Bank overdraft                                     (9)        80
          Accounts payable                                  906       (538)
          Advances from customers                           149     (3,649)
          Accrued liabilities                                22        (62)
          Deferred compensation and
            postretirement benefits                         130        167
          Payments on deferred compensation                (149)      (157)
        Total adjustments                                 2,032     (2,037)
  Net cash provided by (used in) operating activities       791     (2,103)

Cash flows from investing activities:
  Purchase of property and equipment                       (196)      (316)
  Purchase of real estate                                    --       (400)
  Purchase of other assets                                 (151)      (151)
  Proceeds from sale of real estate                         102        639
  Payments received on notes receivable                      11         11

  Net cash used in investing activities                    (234)      (217)

Cash flows from financing activities
  Payments on long-term debt                               (251)      (271)
  Proceeds from long-term debt                               --         72
  Proceeds from life insurance loan                         117         --

  Net cash used in financing activities                    (134)      (199)


Net increase (decrease) in cash and cash equivalents        423     (2,519)
Beginning cash and cash equivalents                         825      3,874

Ending cash and cash equivalents                        $ 1,248    $ 1,355

Supplemental disclosures of cash flow information:
 Cash paid during the period for:
    Interest                                            $   146    $   264
    Income taxes                                             10         92


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

On July 31, 1995, the company announced that it had discontinued operations of PC Express (see Note C). The accompanying financial statements and notes have been restated for all periods to reflect the effects of discontinued operations.


NOTE B - INVENTORIES

Inventories are stated at the lower of cost or market, principally using the specific identification method for Napco. Inventories consisted of the following at September 30, 1995:

       Napco                       $3,406,000
       Venturian Software              18,000
                                   $3,424,000

A portion of Napco's inventory is acquired when it becomes available for sale. Napco's sales of this inventory may vary from the current period to several years. It is the company's practice to classify this inventory, which totaled $1,862,000 at September 30, 1995, with current assets. The company's obsolescence policy requires that purchases of this inventory be written off if not sold after four years. The four year period was selected after a review of customers' historical buying patterns and is reviewed annually to determine whether the period continues to be appropriate.

NOTE C - DISCONTINUED OPERATIONS

On July 31, 1995, the company announced that it had discontinued operations of PC Express, due to continued losses from this operation. PC Express ceased operations effective as of that date. Net losses from operations of PC Express were $317,000 in July 1995 and $2,085,000 for seven months ended July 31, 1995 on sales of $1,246,000 and $12,202,000 for the same periods, respectively. In 1994, PC Express reported net earnings from operations of $16,000 for the third quarter on sales of $6,999,000 and a net loss of $262,000 on sales of $20,056,000 for the nine month period. Management has substantially completed an orderly liquidation of the subsidiary. Based upon management's best estimates, it is probable that there will be insufficient assets to satisfy the obligations of the unsecured creditors of the subsidiary. Accordingly, the net liabilities of PC Express were written off at September 30, 1995. Management expects that additional recoveries from the liquidation of PC Express will result in additional gain in the fourth quarter of 1995. Net liabilities of discontinued operations reflected in the consolidated balance sheets totaled $227,000 as of December 31, 1994.


NOTE D - LINES OF CREDIT

Napco has an agreement with a bank to provide a $2,000,000 line of credit for international transactions. The agreement requires that letters of credit be collateralized 100 percent with a restricted cash balance. In 1994, this agreement was amended to allow for cash advances of up to 90 percent of the cash surrender value of certain of the company's life insurance policies. Such life insurance policies were also assigned as collateral on the line of credit. Advances against the line bear interest at one percent over the bank's base rate. At September 30, 1995, approximately $1,930,000 was available for cash advances pursuant to this agreement. There were no borrowings outstanding against this line of credit at September 30, 1995.

Napco has additional lines of credit available for international transactions such as letters of credit and bid, performance and advance payment guarantees on a transaction basis for which restricted cash balances are required. Letters of credit issued by financial institutions under all lines of credit totaled $680,000 as of September 30, 1995, and are collateralized by a restricted cash balance.

At July 31, 1995, PC Express had $1,332,000 in outstanding advances against a line of credit which was collateralized by substantially all of the assets of PC Express. As of September 30, 1995, all outstanding advances on the line of credit had been repaid.


NOTE E - CONTINGENCIES

At September 30, 1995, the company had performance and advance payment guarantees outstanding on various sales contracts totaling $1,038,000. These guarantees were backed by insurance bonds, which do not require cash collateral.

The company has guaranteed certain indebtedness of Mass Merchandisers, Inc., a former affiliate of Venturian Corp. At September 30, 1995, this indebtedness was $674,000. This indebtedness is secured by a first mortgage lien against certain real estate owned and operated by Mass Merchandisers, Inc., a wholly-owned subsidiary of McKesson Corp.

The company also owns rental real estate that contains industrial contaminants and must be remediated. In February 1995, a Phase II Investigation Report and remedial alternatives were submitted for approval to the Minnesota Pollution Control Agency (MPCA). In connection with the report, management retained a consultant to prepare cost estimates with respect to remediation of the property. Two remedial alternatives were prepared and the range of associated costs were estimated based on each alternative. The first alternative, which includes groundwater monitoring and soil remediation, is considered to be the most likely alternative by the consultant. This alternative includes remediation efforts over a period of five years and has a range of estimated costs from $332,000 to $1,257,000. Within this range, the consultant believes approximately $600,000 represents the most likely total cost of remediation. The second alternative includes costs associated with groundwater extraction and treatment along with groundwater monitoring and soil remediation. This alternative includes remediation efforts over a period of five years and has a range of estimated costs from $625,000 to $1,709,000. The cost estimates are contingent upon MPCA approval of the remedial alternatives or unforeseen circumstances which could affect the technologies implemented or the magnitude of the remediation required.

Estimated remediation costs include capital costs associated with the remedial activity as well as annual costs over a period of five years. Annual costs included in the previous cost estimates were calculated using a ten percent discount rate. Not discounted, the estimated cost of remediation has a range from $348,000 to $1,290,000 under the first alternative and a range of $695,000 to $1,824,000 under the second alternative. The company accrued approximately $600,000 for estimated costs of remediation at the time the property was acquired in March 1994. At September 30, 1995, a liability of approximately $517,000 for remediation costs is included under the caption "Rental real estate mortgage and related costs" as a current liability.

Because a remediation plan has not been agreed to, management cannot reasonably estimate the timing of expected payments towards the cost of remediation. However, depending on the final remediation options approved by the MPCA, the remediation should commence in the Spring of 1996 and, with the exception of annual cost items, be completed during 1996.

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


NOTE F - NET EARNINGS (LOSS) PER SHARE

Net earnings (loss) per common share is computed based on the weighted average outstanding common shares and common share equivalents, when dilutive. Weighted average shares outstanding were 747,789 for the three and nine months ended September 30, 1995 and 1994, respectively.


NOTE G - RECLASSIFICATIONS

Certain reclassifications have been made to the 1994 financial statements to conform with the 1995 presentation.




                        VENTURIAN CORP. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                               September 30, 1995




On July 31, 1995, the company announced that it had discontinued operations of PC Express. The results of operations for PC Express are reflected as discontinued operations in the consolidated condensed financial statements (see Discontinued Operations).

RESULTS OF OPERATIONS

Net Sales

Consolidated net sales for the third quarter of 1995 totaled $5,621,000, compared with $6,106,000 for the comparable period in 1994. Consolidated net sales for the first nine months of the year were $16,909,000, a decrease of 9.2 percent from $18,624,000 for the same period a year ago.

Napco sales totaled $5,441,000 for the third quarter, decreasing by $565,000 from $6,006,000 in the third quarter of 1994. Lower sales were expected in 1995 based on the level of backlog at the start of the year, which generally provides a good indication of future sales.

Napco's backlog was $15,025,000 at the beginning of 1995, compared with a beginning backlog of $19,916,000 at the start of 1994. Backlog at September 30, 1995 was $16,767,000, compared with $15,056,000 a year ago.

Napco sales were $16,356,000 for the nine months ended September 30, 1995, compared with $18,419,000 for the same period in 1994.

Venturian Software third quarter sales were $163,000, up from $113,000 for the same period last year. Year-to-date sales also are ahead of prior year's levels, totaling $560,000 for the first nine months of 1995 compared with $252,000 for the first nine months a year ago. Management had expected sales to increase over prior year levels due to Venturian Software's designation as a Value-Added Dealer of MagicTM products and to the addition of MulticallTM to the company's product line. Sales of Multicall contributed approximately 24 percent of year-to-date sales in 1995.


Costs and Expenses

Cost of products sold was 69.4 percent of net sales in the third quarter of 1995 compared with 71.7 percent of net sales for the same period a year earlier. Year-to-date, cost of products sold was 69.3 percent of net sales for the first nine months of 1995, compared with 72.2 percent last year.

For Napco sales, cost of products sold decreased 1.4 percent to 71.2 percent of net sales in the third quarter of 1995 compared with 72.6 percent a year ago. Cost of products sold for Napco sales was 71.1 percent and 72.8 percent of net sales for the nine months ended September 30, 1995 and 1994, respectively.

Venturian Software cost of products sold was 17.2 percent of net sales in the third quarter of 1995 compared with 15.9 percent for the same period last year. Year-to-date, cost of products sold for Venturian Software sales was 17.3 percent of net sales, compared with 19.0 percent of net sales last year. Venturian Software cost of products sold is low because a significant portion of its revenues are generated by consulting services, which do not have an associated product cost.

Consolidated operating expenses were $1,680,000 for the third quarter of 1995, compared with operating expenses of $1,716,000 for the same period last year. For the nine months, consolidated operating expenses decreased to $4,958,000 in 1995 from $5,132,000 in 1994.

Napco operating expenses for the third quarter of 1995 totaled $1,395,000, compared with $1,524,000 for the same period in 1994. The decrease in operating expenses for the quarter was primarily a result of a decline in sales and marketing expenses, which were $518,000 in the third quarter of 1995 compared with $681,000 a year ago. Sales and marketing expenses decreased in part due to lower commission expense, which reflects a higher level of domestic sales on which no commission typically is paid. Commission expense was $99,000 in the third quarter of this year, compared with $187,000 for the same period last year. Sales and marketing expenses also were higher a year ago due to expenses related to a single large contract with higher expenses for insurance and performance bonds and expenses for in-country consulting fees.

Year-to-date, Napco operating expenses were $4,110,000 and $4,533,000 for the nine months ended September 30, 1995 and 1994, respectively.

Operating expenses for Venturian Software totaled $166,000 in the third quarter of 1995, up approximately 42 percent from $117,000 for the same period last year. Venturian Software operating expenses also increased for the comparable nine month periods, totaling $499,000 in 1995 compared with $296,000 in 1994. Expenses increased due to the addition of programming staff and to the addition of marketing personnel for the introduction of the Multicall product.

Corporate overhead expenses were $102,000 in the third quarter of 1995 compared with $88,000 for the same period last year. Year-to-date corporate overhead was $356,000 in 1995 and $350,000 in 1994.


Operating Profit

Napco reported operating profit of $172,000 for the quarter ended September 30, 1995 on sales of $5,441,000. Year-to-date, Napco reported an operating profit of $619,000 on sales of $16,356,000. A year earlier, Napco reported an operating profit of $122,000 for the third quarter and a year-to-date operating profit of $479,000. Lower cost of products sold and operating expense levels contributed to the higher levels of operating profit for both the quarter and year-to-date periods.

Venturian Software reported an operating loss of $31,000 for the third quarter of 1995 and an operating loss of $36,000 for the first nine months of the year. Last year, Venturian Software reported operating losses of $22,000 and $92,000 for the three and nine month periods, respectively.


Other Income (Expense)

Other income (expense) included rental income, net of expenses, of $177,000 and $105,000 for the third quarters of 1995 and 1994, respectively, and $371,000 and $310,000 year-to-date in 1995 and 1994, respectively. This income was derived from the acquisition of rental real estate in March 1994 (see Note F).


Income Taxes

The company has recorded income tax expense of $52,000 and $102,000 for the three and nine months ended September 30, 1995, respectively, relating to continuing operations. This tax expense, attributable to alternative minimum tax, has been fully offset by a tax benefit relating to discontinued operations.

The company did not record tax expense for the three and nine month periods ended September 30, 1994 because the company had net operating loss carryforwards sufficient to offset the current tax expense.


Discontinued Operations

On July 31, 1995, the company announced that it had discontinued operations of PC Express, due to continued losses from this operation. PC Express ceased operations effective as of that date. Net losses from operations of PC Express were $317,000 in July 1995 and $2,085,000 for the seven months ended July 31, 1995 on sales of $1,246,000 and $12,202,000 for the same periods, respectively. In 1994, PC Express reported net earnings of $16,000 for the third quarter on sales of $6,999,000 and a net loss of $262,000 on sales of $20,056,000 for the nine month period. Management has substantially completed an orderly liquidation of the subsidiary. Based upon management's best estimates, it is probable that there will be insufficient assets to satisfy the obligations of the unsecured creditors of the subsidiary. Accordingly, the net liabilities of PC Express were written off at September 30, 1995. Management expects that additional recoveries from the liquidation of PC Express will result in an additional gain in the fourth quarter of 1995. Net liabilities of discontinued operations reflected in the consolidated balance sheets totaled $227,000 as of December 31, 1994.

FINANCIAL CONDITION

Liquidity and Capital Resources - Current assets totaled $13,274,000 and exceeded current liabilities by $6,718,000 at September 30, 1995. The current ratio was 2.0 to one at the end of the third quarter, compared with 2.4 to one at December 31, 1994. Cash and cash equivalents of $1,248,000 at September 30, 1995 increased from $825,000 at December 31, 1994.

Napco has an agreement with a bank to provide a $2,000,000 line of credit for international transactions provided that letters of credit be collateralized 100 percent with a restricted cash balance. In 1994, this agreement was amended to allow for cash advances of up to 90 percent of the cash surrender value of certain of the company's life insurance policies. Such life insurance policies were also assigned as collateral on the line of credit. Advances against the line bear interest at one percent over the bank's base rate. At September 30, 1995, approximately $1,930,000 was available for cash advances pursuant to this agreement. There were no borrowings outstanding against this line of credit at September 30, 1995.

Napco has additional lines of credit available for international letters of credit and bid and performance guarantees on a transaction basis for which restricted cash balances are be required. Letters of credit issued by financial institutions under all lines of credit totaled $680,000 at September 30, 1995 and are collateralized by a restricted cash balance.

At July 31, 1995, PC Express had $1,332,000 in outstanding advances against a line of credit which was collateralized by substantially all of the assets of PC Express. As of September 30, 1995, all outstanding advances on the line of credit had been repaid.

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




                        VENTURIAN CORP. AND SUBSIDIARIES
                                    PART II
                               OTHER INFORMATION





Item 6.  Exhibits and Reports on Form 8-K

     a)   Exhibits

          Exhibit 27. Financial Data Schedule (for SEC use only)

     b) In a report on Form 8-K dated July 31, 1995, the company reported that, effective July 31, 1995, it had discontinued operations of its subsidiary, PC Express, Inc., due to continued losses from operations.



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


Date:    November 14, 1995