Form 10-K
period 1995-12-31
VENTURIAN CORP
filed 1996-03-29
CIK 745756

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K



              _X_ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 1995

                                       OR
            ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                             Commission file number

                                     0-12117

                                 VENTURIAN CORP.
             (Exact name of registrant as specified in its charter)

           Minnesota                                    41-1460782
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

 1600 Second Street South, Hopkins, MN                    55343
(Address of principal executive offices)               (Zip code)

Registrant's telephone number, including area code                  612-931-2500

           Securities registered pursuant to Section 12(b) of the Act:
                               Title of Each Class
                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:
                               Title of Each Class
                          Common stock, $1.00 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 20, 1996 was $4,061,000.

The number of shares outstanding of each of the registrant's classes of common stock, as of March 20, 1996:

            Class                   Outstanding at March 20, 1996
            -----                   -----------------------------
Common stock, $1.00 par value                    747,789

                       Documents Incorporated by Reference
             1995 Annual Report to Shareholders - Part I and Part II
                            Proxy Statement--Part III

                        Venturian Corp. and Subsidiaries

                                    FORM 10-K

                                TABLE OF CONTENTS

                      For the year ended December 31, 1995


         Description                                                        Page
         -----------                                                        ----

Part I
         Item  1.-Business                                                    3
         Item  2.-Properties                                                  6
         Item  3.-Legal Proceedings                                           8
         Item  4.-Submission of Matters to a Vote of Security Holders         8

Part II
         Item  5.-Market for Registrant's Common Equity
                      and Related Stockholder Matters                         9
         Item  6.-Selected Financial Data                                     9
         Item  7.-Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                     9
         Item  8.-Financial Statements and Supplementary Data                10
         Item  9.-Changes in and Disagreements with Accountants
                      on Accounting and Financial Disclosure                 10

Part III
         Item 10.-Directors and Executive Officers of the Registrant         11
         Item 11.-Executive Compensation                                     11
         Item 12.-Security Ownership of Certain
                      Beneficial Owners and Management                       11
         Item 13.-Certain Relationships and Transactions                     11

Part IV
         Item 14.-Exhibits, Financial Statement Schedules
                      and Reports on Form 8-K                                11


                                     Part I


Item 1. Business

Venturian Corp., a Minnesota corporation (the "Company"), was incorporated in September 1983 as a wholly owned subsidiary of Napco Industries, Inc. Effective as of the close of business on April 30, 1984, Napco Industries, Inc. transferred to the Company all of the assets associated with the international marketing and the U.S. government business which had been conducted by Napco Industries, Inc. for more than thirty years. As of May 1, 1984, the Company commenced the active operation of that business under the name of Napco International Inc.

         In June 1987, the Company changed its name to Venturian Corp., and formed a subsidiary, Napco International Inc., through which the Company conducts its international marketing and U.S. government business. In October 1992, the Company acquired the capital stock of PC Express, Inc. In July 1995, the Company discontinued operations of PC Express due to continued losses. In January 1993, the Company commenced operations of Venturian Software, Inc. The operations of the parent corporation, Venturian Corp., consist primarily of investment and management activities.


                            Napco International Inc.

Napco International Inc. ("Napco") is a distribution, manufacturing and service business that sells a broad line of defense-related products, primarily to foreign governments. Typically, Napco's sales are made in United States currency. However, from time to time Napco may enter into contracts denominated in foreign currency. Napco has sales offices or representatives located in over 60 countries throughout the world. Napco's operations are conducted through its various product divisions.

         The Ordnance Division markets replacement parts for most U.S.-made military wheeled and tracked vehicles. Its product line covers a wide variety of items ranging from power train components to tank track. Ordnance Division sales comprised 85.8 percent, 85.2 percent and 71.2 percent of Napco's total sales for the years ended December 31, 1995, 1994 and 1993, respectively.

         The Defense Electronics Division designs, manufactures and markets a broad range of tactical military electronics equipment, including VHF FM tactical manpack radios, secure handsets, and active noise reduction intercom systems. Spare parts are supplied for many U.S. manufactured systems at either the component or assembly level. The division also designs and supplies transportable shelters for a variety of applications, such as air traffic control, ground-to-air communications, command air control, electronic warfare or for mobile repair facilities. The Defense Electronics Division's sales comprised 9.6 percent, 7.4 percent and 8.4 percent of Napco's total sales for the years ended December 31, 1995, 1994 and 1993, respectively.

         The Tank Automotive Division designs and markets proprietary modernization kits to improve the reliability, maintainability and performance, and to increase the capabilities of, a wide variety of U.S. military wheeled and tracked vehicles. The division provides technical assistance for the installation and maintenance of these repowering systems as well as continuing parts support. The Tank Automotive Division also supplies new trucks, vans and other wheeled and tracked vehicles for military, medical, industrial and construction applications. Tank Automotive Division sales were 4.1 percent, 6.0 percent and 15.9 percent of Napco's total sales for the years ended December 31, 1995, 1994 and 1993, respectively.

         The Aerospace Division supplies spare parts and ground support equipment for U.S. and foreign manufactured planes and helicopters. Aerospace Division sales comprised less than one percent of total sales for the year ended December 31, 1995 and 1994 and 4.2 percent of Napco's total sales for the year ended December 31, 1993.

         The Special Products Division markets a range of light weapons systems, spare parts and accessories. Sales for the Special Products Division comprised less than one percent of Napco's total sales in each of the last three years.

         Napco's products are either supplied from inventory, manufactured or purchased from vendors to meet specific customer orders. Napco does not routinely allow cancellation of customer orders. However, at times Napco may accommodate cancellation requests from customers in order to preserve goodwill. Increases in inventory attributable to cancelled orders and returns from customers have not been material.

         Napco generally warrants the products it sells for a period of one year, agreeing to repair or replace defective items. Warranty expense has not been material.

         Napco markets a broad variety of products and generally has alternate sources of supply for the items it sells. In those instances where Napco has only a single source of supply, the suppliers generally are large, financially stable companies. Napco has not experienced, and management has no reason to believe that Napco will experience, any interruption in supply.

         Substantially all of Napco's foreign shipments are licensed by either the United States Commerce or State Departments.

         The primary risks to which Napco is exposed with respect to its export sales do not relate to the circumstances of particular customers within foreign countries, which typically are governments. There is, however, a continuing risk that decisions made by the United States Government could prevent future sales to certain foreign nations or that monetary or military policies or economic problems in customer nations could affect sales by Napco to such nations. As a result, Napco's principal exposure in foreign countries is of a political nature. Management believes that these risks are reduced by Napco's wide geographic and product diversification. In addition, the primary countries to which Napco sells change from year to year so that Napco is not dependent for its sales upon any one country. Napco also has some risk of foreign currency losses when it enters into sales contracts denominated in foreign currency.

         Napco's sales by principal geographic area for the last three years were as follows (thousands of dollars):

                                             1995         1994        1993
                                             ----         ----        ----

         United States and Canada        $ 14,622      $ 8,754     $ 6,888
         Europe                             5,465        4,378       6,825
         Far East                           2,583        9,974       3,559
         Mediterranean and Middle East        697          618       1,962
         Latin America                        731        1,110       3,645
                                         --------      -------     -------
                                         $ 24,098      $24,834     $22,879
                                         ========      =======     =======

         During 1995, no sales to customers in foreign countries accounted for over 10 percent of Napco's sales. During 1994, sales of $6,789,000 to a customer in one foreign country accounted for over 10 percent of Napco's sales. During 1993, sales of $3,470,000 and $2,510,000 to customers in two foreign countries each accounted for over 10 percent of Napco's sales. In general, the company considers Napco's sales to customers in specific countries to be more relevant than sales to individual foreign customers because the primary risks with respect to its export sales relate to political decisions by the U.S. government which could prevent sales to foreign nations or monetary, military or economic conditions in certain countries that may affect sales in such countries.

Napco's sales in the United States were $14,024,000, $8,632,000 and $6,442,000 in 1995, 1994 and 1993, respectively, and consisted primarily of sales to various U.S. government agencies and to a large number of commercial customers. During 1995 and 1994, sales to one customer in the United States accounted for 38 and 18 percent of Napco sales, respectively. However, historically, there has not been a reliance on that one customer. Sales to a different customer in the United States accounted for 14 percent of Napco sales in 1993.

Competition

Napco is one of the major independent suppliers of a broad line of parts and components for United States military vehicles and other equipment maintained by foreign governments. Because there are many other suppliers of such parts and components, the pricing of Napco's products is highly competitive.

Backlog

Napco's backlog of orders at December 31, 1995 was $16,300,000 compared with $15,025,000 at the end of 1994. Management reasonably expects to fill nearly all of its current backlog within one year.

         Napco's business with the U.S. Government is principally comprised of firm fixed price contracts and therefore not subject to renegotiation of profits, nor are they subject to termination at the unilateral election of the U.S. Government.

Employees

Napco employed 107 people at December 31, 1995.

                            Venturian Software, Inc.

Venturian Software, Inc. provides high-technology information services in the Upper Midwest as a Value-Added Dealer of MagicTM software, a highly productive application development tool for professional programmers. Venturian Software provides consulting, development and training services for downsizing, rightsizing and client-server applications development and runs the authorized regional training center for Magic. Venturian Software also distributes MulticallTM, an interactive voice response product that offers a cost-effective solution for CTI (computer telephony integration) technology.

         In 1995, approximately 74 percent of Venturian Software sales were derived from consulting activities, 23 percent from product sales and 3 percent from training activities. In 1994, approximately 69 percent of Venturian Software sales were derived from consulting activities, 26 percent from product sales and 5 percent from training activities. Approximately 48 percent of Venturian Software sales were derived from consulting activities, 27 percent from product sales, 16 percent from training activities and the remainder from other activities in 1993.

Competition

Venturian Software is one of many companies offering solutions to the information needs of businesses both locally and regionally. Because of the rapid pace of technological improvements and new software development, Venturian Software operates in a highly competitive climate.

Employees

Venturian Software employed 7 individuals at December 31, 1995.


Backlog

Backlog for Venturian Software product sales is low, since most product is in stock or direct shipped to customers from the supplier.


                                 Venturian Corp.

Employees

Venturian Corp. employed 3 individuals at December 31, 1995.


Item 2. Properties

The Company's corporate offices are part of a two building complex located in Hopkins, Minnesota. Each of the buildings is constructed of steel frame, block and brick.

         The Company's corporate offices consist of approximately 15,000 square feet leased in July 1994. These offices are principally used in Napco's sales and administrative activities. The Company previously owned this site, having acquired it in June 1977. It was sold in July 1994. The Company is involved in an environmental investigation related to this site. Management has retained a consultant to determine what, if any, remedial action is required at this site. Based upon a 1993 study, the consultant has recommended that no further investigation or remediation at the site is warranted.

         Adjacent to the corporate offices is a 123,000 square foot warehouse in which Napco performs receiving, inspection, packaging, shipping, light manufacturing and repair and inventory functions.

         At December 31, 1995, the Company owned a 382,000 square foot industrial plant building constructed of steel frame, block and brick. The building is a multi-tenant building with twenty tenants presently occupying space. The property is presently for sale. The property contains industrial contaminants and must be remediated (see Note 4 to the Consolidated Financial Statements).

         At December 31, 1995, the Company owned approximately 24 acres of land near its corporate office with an average cost of approximately $9,000 per acre.

         The Company believes that its facilities, including machinery and equipment, are well maintained and are more than adequate for its current volume. The Company is continually re-evaluating the adequacy of its facilities. The lease for the Company's corporate offices expires in 1996 and, upon expiration of the lease, management intends to consolidate Napco's sales and administrative offices and relocate to a smaller area within its warehouse facility.


Item 3. Legal Proceedings

None.


Item 4. Submission of Matters to a Vote of Security Holders

None.


                                     Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Information required by this item has been included in the Company's 1995 Annual Report to Shareholders, incorporated herein by reference. Such information and the related Annual Report caption and page references are: the high and low bid prices of the Company's common stock for the period ended December 31, 1995, under the caption "Quarterly Financial Data," page 21; the number of common stockholders of record as of December 31, 1995, under the caption "Five-Year Financial Summary," page 22; the Company's dividend policy, under the caption "Shareholder Information," page 2; and dividend history information, in the "Five-Year Financial Summary," page 22.

Item 6. Selected Financial Data

Information required by this item has been included in the Company's 1995 Annual Report to Shareholders, incorporated herein by reference under the caption "Five-Year Financial Summary," page 22.

Item 7. Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations is contained in the Company's 1995 Annual Report to Shareholders, incorporated herein by reference, pages 2 to 6.


Item 8. Financial Statements and Supplementary Data

The following pages of the Company's 1995 Annual Report to shareholders are incorporated herein by reference as follows:

(a)  Financial Statements:                                               Page
                                                                         No(s).
         Consolidated Statements of Operations,
         three years ended December 31, 1995                               7

         Consolidated Balance Sheets,
         as of December 31, 1995 and 1994                                  8

         Consolidated Statements of Cash Flows,
         three years ended December 31, 1995                               9

         Consolidated Statements of Changes in
         Stockholders' Equity, three years ended
         December 31, 1995                                                10

         Notes to the Consolidated Financial Statements                  11-19

         Report of Independent Certified Public Accountants               20

(b)  Supplementary Data:

         Quarterly Financial Data                                         21


Item 9.  Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure

          None.


                                    Part III



Items 10, 11, 12 & 13

Item 10 (Directors and Executive Officers of the Registrant), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management) and Item 13 (Certain Relationships and Related Transactions), constituting Part III of Form 10-K, are incorporated herein by reference to the company's definitive Proxy Statement with respect to its 1996 Meeting of Shareholders, which will be filed not later than 120 days after the close of the fiscal year.


                                     Part IV


Item 14. Exhibits, Financial Statement Schedules and Reports on 8-K

                                                                          Page

(a)      Financial Statements and Schedules

(1) Financial Statements - See Part II, Item 8 (a) for a complete listing of financial statements incorporated by reference to the company's 1995
         Annual Report to Shareholders

(2)      Financial Statement Schedules

         Report of Independent Certified Public
         Accountants on Schedule                                            12

         Schedule II         Valuation and Qualifying Accounts,
                             for each of the three years in the
                             period ended December 31, 1995                 13

(3) Other schedules are omitted because of the absence of the conditions under which they are required or because the required information is provided in the financial statements or the notes thereto.

(b) No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1995.

(c)      Exhibits

         Exhibit (13)
         1995 Annual Report to Shareholders, incorporated herein by reference

         Exhibit (21)
         Subsidiaries of the Registrant

         Exhibit (23.1)
         Consent of independent certified public accountants to incorporate by reference on Form S-8 their report dated March 1, 1996





         REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULE


Board of Directors
Venturian Corp.


In connection with our audit of the consolidated financial statements of Venturian Corp. and Subsidiaries referred to in our report dated March 1, 1996 which is included in the Annual Report to shareholders and incorporated by reference, we have also audited Schedule II for each of the three years in the period ended December 31, 1995. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.






                                     /s/ GRANT THORNTON LLP



Minneapolis, Minnesota
March 1, 1996

                        Venturian Corp. and Subsidiaries

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

                      Three years ended December 31, 1995


           Column A                   Column B                     Column C                     Column D               Column E
-------------------------------   ------------------   -----------------------------------   -------------      ------------------
                                     Balance at          Charged to         Charged to                               Balance
                                    beginning of          costs and            other                                 at end
         Description                   period             expenses           accounts         Deductions            of period
-------------------------------   ------------------   ----------------   ----------------   -------------      ------------------
Allowance for doubtful
accounts(a):

Year ended
December 31, 1993                     $155,000           $111,000           -               $123,000 (b)            $143,000

Year ended
December 31, 1994                     $143,000           $136,000           -                 $8,000 (b)            $271,000

Year ended
December 31, 1995                     $271,000             $5,000           -               $111,000 (b)            $165,000



Inventory obsolesence:

Year ended
December 31, 1993                   $1,103,000           $127,000           -               $103,000              $1,127,000

Year ended
December 31, 1994                   $1,127,000            $73,000           -                $98,000              $1,102,000

Year ended
December 31, 1995                   $1,102,000           $288,000           -               $141,000              $1,249,000



(a) Restated to reflect discontinued operations of PC Express, Inc. which was closed effective July 31, 1995.

(b)      Write-offs, less recoveries.


                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    By: /s/ Gary B. Rappaport
                                         Gary B. Rappaport
                                         Chairman of the Board,
                                         Chief Executive Officer and President

         Pursuant to the requirements of the Securites Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Gary B. Rappaport
Gary B. Rappaport
Chairman of the Board, Director, Chief Executive
Officer and President                                    March 26, 1996


/s/ Morris M. Sherman
Morris M. Sherman
Director                                                 March 26, 1996


/s/ Charles B. Langevin
Charles B. Langevin
Director                                                 March 26, 1996


/s/ Edward Jay Phillips
Edward Jay Phillips
Director                                                 March 26, 1996

/s/ Richard F. McNamara
Richard F. McNamara
Director                                                 March 26, 1996



/s/ Mary F. Jensen
Mary F. Jensen
Controller, Treasurer and
Chief Financial Officer                                  March 26, 1996