Form 10-Q
period 1996-03-31
VENTURIAN CORP
filed 1996-05-08
CIK 745756

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 1996

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

Yes  X   No __

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practical date:

                                             Outstanding at March 31, 1996
$1.00 par value common shares                            747,789




                        VENTURIAN CORP. AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX




PART I.           Financial Information



         Item 1.

                  Consolidated Condensed Balance Sheets
                  March 31, 1996 and December 31, 1995                   3

                  Consolidated Condensed Statements of Operations
                  Three months ended March 31, 1996 and 1995             4

                  Consolidated Condensed Statements of Cash Flows
                  Three months ended March 31, 1996 and 1995             5

                  Notes to Consolidated Condensed Financial
                  Statements                                             6


         Item 2.

                  Management's Discussion and Analysis of
                  the Results of Operations and Financial Condition     10



PART II. Other information


         Item 6.  Exhibits and Reports on Form 8-K                      15


                        Venturian Corp. and Subsidiaries
                      Consolidated Condensed Balance Sheets
                             (Dollars in thousands)
                                  (Unaudited)


                                                    March 31, December 31,
                                                      1996        1995
                                                    --------    --------

Current assets
  Cash and cash equivalents                         $  1,572    $    910
  Accounts receivable, less allowance
    for doubtful accounts of $170 in March
    1996 and $165 in December 1995                     5,717       6,666
  Inventories                                          3,717       3,977
  Restricted cash                                        218         658
  Real estate held for sale                            2,608       2,592
  Prepaid expenses                                       180         243
                                                    --------    --------

    Total current assets                              14,012      15,046

Property and equipment - at cost
  Buildings and improvements                           1,741       1,741
  Equipment                                            5,351       5,311
                                                    --------    --------
                                                       7,092       7,052
  Less accumulated depreciation and amortization       5,618       5,528
                                                    --------    --------
                                                       1,474       1,524
  Land                                                   529         529
                                                    --------    --------
                                                       2,003       2,053

Other assets                                           3,345       3,217
                                                    --------    --------

                                                    $ 19,360    $ 20,316
                                                    ========    ========

Liabilities and Stockholders' Equity
Current liabilities
  Bank overdraft                                    $    419    $    395
  Current maturities of long-term debt                   147         147
  Accounts payable                                     2,588       3,243
  Advances from customers                                257         400
  Accrued liabilities                                  1,144       1,484
  Rental real estate mortgage and related costs        1,608       1,640
                                                    --------    --------

    Total current liabilities                          6,163       7,309

Long-term debt, less current maturities                  201         271

Deferred compensation and postretirement benefits      2,436       2,448

Commitments and contingencies                           --          --

Stockholders' equity
  Common stock - $1 par value                            748         748
  Additional contributed capital                      14,661      14,661
  Accumulated deficit                                 (4,849)     (5,121)
                                                    --------    --------
                                                      10,560      10,288
                                                    --------    --------

                                                    $ 19,360    $ 20,316
                                                    ========    ========


The accompanying notes are an integral part of these statements.



                        Venturian Corp. and Subsidiaries
                 Consolidated Condensed Statements of Operations
                             (Dollars in thousands)
                                  (Unaudited)

                                           Three months ended
                                               March 31,
                                          ------------------
                                            1996      1995
                                          -------    -------

Net sales                                 $ 6,783    $ 5,818

Cost of products sold                       4,693      3,896
                                          -------    -------

  Gross profit                              2,090      1,922

Operating expenses
  Sales and marketing                         653        593
  Administrative                              728        631
  Warehousing                                 452        362
                                          -------    -------

    Total operating expenses                1,833      1,586
                                          -------    -------

Operating profit                              257        336

Other income (expense)
  Investment income                            21         29
  Interest expense                            (94)       (95)
  Rental income, net of expenses               72         91
  Other                                        23          3
                                          -------    -------

    Total                                      22         28
                                          -------    -------

Earnings from continuing operations
  before income taxes and
  discontinued operations                     279        364

Income tax expense                              7         50
                                          -------    -------


Earnings before discontinued operations       272        314

Discontinued operations, net of
  income tax benefit of $50                  --         (248)
                                          -------    -------

Net earnings                              $   272    $    66
                                          =======    =======

Earnings (loss) per share
  Continuing operations                   $   .36    $   .42
  Discontinued operations                    --         (.33)
                                          -------    -------

Net earnings per share                    $   .36    $   .09
                                          =======    =======


The accompanying notes are an integral part of these statements.


                        Venturian Corp. and Subsidiaries
                 Consolidated Condensed Statements of Cash Flows
                             (Dollars in thousands)
                                  (Unaudited)


                                                         Three months ended
                                                             March 31,
                                                         1996       1995
                                                        -------    -------

  Cash flows from operating activities:
    Net earnings                                        $   272    $    66
    Adjustments to reconcile net earnings to net cash
     provided by (used in) operating activities:
        Depreciation and amortization                       142        143
        Discontinued operations                            --         (170)
        Change in assets and liabilities:
          Accounts receivable                               949       (460)
          Inventories                                       260        309
          Restricted cash                                   440        843
          Prepaid expenses                                   63         21
          Bank overdraft                                     24        (30)
          Accounts payable                                 (655)         7
          Advances from customers                          (143)       133
          Accrued liabilities                              (340)      (203)
          Deferred compensation and
            postretirement benefits                          63         49
          Payments on deferred compensation
           and postretirement benefits                      (75)       (59)
                                                        -------    -------
        Total adjustments                                   728        583
                                                        -------    -------
  Net cash provided by operating activities               1,000        649

Cash flows from investing activities:
  Purchase of property and equipment                        (87)       (28)
  Purchase of other assets                                 (153)      (137)
  Payments received on notes receivable                       4          4
                                                        -------    -------

  Net cash used in investing activities                    (236)      (161)

Cash flows from financing activities
  Payments on long-term debt and
    rental real estate mortgage and related costs          (102)       (86)
  Proceeds from life insurance loan                        --          117
                                                        -------    -------

  Net cash provided by (used in) financing activities      (102)        31
                                                        -------    -------


Net increase in cash and cash equivalents                   662        519
Beginning cash and cash equivalents                         910        825
                                                        -------    -------

Ending cash and cash equivalents                        $ 1,572    $ 1,344
                                                        =======    =======

Supplemental disclosures of cash flow
  information:
   Cash paid during the period for:
    Interest                                            $   104    $    77
    Income taxes                                              2          6


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

On July 31, 1995, the company announced that it had discontinued operations of PC Express, Inc. The accompanying financial statements and notes have been restated for all periods to reflect the effects of discontinued operations.


NOTE B - INVENTORIES

         Inventories are stated at the lower of cost or market, principally using the specific identification method for Napco. A portion of Napco's inventory is acquired on a speculative basis when it becomes available for purchase. Napco's sales of this inventory may vary from the current period to several years. It is the company's practice to classify this inventory, which totaled $1,716,000, net of reserves, at March 31, 1996, with current assets. The company's obsolescence policy requires that purchases of this inventory be written off if not sold after four years. The four year period was selected after a review of customers' historical buying patterns and is reviewed annually to determine whether the period continues to be appropriate. The company had a reserve for obsolescence and lower of cost or market valuation of $1,319,000 at March 31, 1996.


NOTE C - LINES OF CREDIT

         Napco has an agreement with a bank to provide a $4,000,000 line of credit for international transactions and cash advances. The agreement requires that letters of credit be collateralized 100 percent with a restricted cash balance. The agreement allows for cash advances of up to 90 percent of the cash surrender value of certain of the company's life insurance policies. The life insurance policies are assigned as collateral on the line of credit. Advances on the line bear interest at one percent over the bank's base rate. At March 31, 1996 approximately $2,000,000 was available for cash advances pursuant to this agreement. There were no cash advances outstanding against this line of credit at March 31, 1996.

Napco has additional lines of credit available for international transactions such as letters of credit and bid, performance and advance payment guarantees on a transaction basis for which restricted cash balances are required.

Letters of credit issued by financial institutions under all lines of credit totaled $218,000 as of March 31, 1996, and were collateralized by a restricted cash balance.


NOTE D - CONTINGENCIES

         At March 31, 1996, the company had performance and advance payment guarantees outstanding on various sales contracts totaling $425,000. These guarantees were backed by insurance bonds, which do not require cash collateral.

The company has guaranteed certain indebtedness of Mass Merchandisers, Inc., a former affiliate of Venturian Corp. At March 31, 1996, this indebtedness was $674,000. This indebtedness is secured by a first mortgage lien against certain real estate owned and operated by Mass Merchandisers, Inc., a wholly-owned subsidiary of McKesson Corp.

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

Estimated remediation costs include capital costs associated with the remedial activity as well as annual costs over a period of five years. Annual costs included in the previous cost estimates were calculated using a ten percent discount rate. Not discounted, the estimated cost of remediation has a range from $348,000 to $1,290,000 under the first alternative and a range of $695,000 to $1,824,000 under the second alternative. The company accrued approximately $600,000 for estimated costs of remediation at the time the property was acquired in March 1994. At March 31, 1996, a liability of approximately $500,000 for remediation costs is included under the caption "Rental real estate mortgage and related costs" as a current liability.

Because a remediation plan has not been agreed to, management cannot reasonably estimate the timing of expected payments towards the cost of remediation. However, depending on the final remediation options approved by the MPCA, the remediation should commence in the Summer of 1996 and, with the exception of annual cost items, be completed during 1996.

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


NOTE E - RECENTLY ADOPTED ACCOUNTING STANDARDS

         The company implemented Statement of Financial Accounting Standards
(SFAS) 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," effective January 1, 1996. SFAS 121 establishes guidance for when to recognize and how to measure impairment losses of long-lived assets and certain identifiable intagibles, and how to value long-lived assets to be disposed of. The adoption of this Standard did not have a material effect on the company's financial position.

Additionally, the company implemented SFAS 123, "Accounting for Stock-Based Compensation, which established financial accounting and reporting standards for stock-based employee compensation plans. This Statement defines and encourages the use of a fair value based method of accounting for an employee stock option or similar equity instrument. The Statement allows the use of the intrinsic value based method of accounting as prescribed by current existing accounting standards for options issued to employees. The company adopted this Standard effective January 1, 1996, and management has elected to utilize the intrinsic value based method of accounting for stock-based compensation.


NOTE F - NET EARNINGS (LOSS) PER SHARE

         Net earnings (loss) per share is computed based on the weighted average outstanding common shares and common share equivalents, when dilutive. Weighted average shares outstanding were 747,789 for the three months ended March 31, 1996 and 1995, respectively.


NOTE G - RECLASSIFICATIONS

         Certain reclassifications have been made to the 1995 financial statements to conform with the 1996 presentation.




                        VENTURIAN CORP. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                             March 31, 1996 and 1995



RESULTS OF OPERATIONS

Net Sales

First quarter 1996 consolidated net sales were $6,783,000, increasing approximately 17 percent over sales of $5,818,000 for the same period in 1995.

Napco sales increased to $6,573,000 in the first quarter of 1996 from $5,676,000 for the same period last year. While backlog at the start of 1995 may have indicated first quarter sales at near the same levels as a year ago (see Backlog), Napco received an order for approximately $3.8 million early in 1996, and approximately $1.0 million was included in shipments for the first quarter.

First quarter Venturian Software sales totaled $210,000, up from $150,000 in the first quarter of 1995. The increase in Venturian Software sales in 1996 was attributable to higher consulting revenues during the quarter, which increased to $178,000 in the first quarter of 1996 from $120,000 in the same period last year.


Costs and Expenses

On a consolidated basis, cost of products sold was 69.2 percent of net sales in the first quarter of 1996 compared with 67.0 percent of net sales for the same period a year ago.

For Napco sales, cost of products sold was 71.2 percent of net sales for the first quarter of 1996, compared with 68.3 percent for the same period in 1995. Sales from stock inventory in the first quarter of 1995 had a favorable effect on cost of products sold a year ago. Sales from stock inventory typically have low costs because stock inventory is acquired over a period of several years, oftentimes on speculative surplus buys. In addition, the cost of acquiring stock inventory is written off after four years in accordance with Napco's obsolescence policy (see Note B), so oftentimes there is no cost associated with the sale. Sales of stock inventory totaled $574,000 in the first quarter of 1995. In 1996, sales from stock were $250,000 for the quarter. Excluding sales from stock inventory, cost of products sold was 73.2 and 72.4 percent of net sales for the quarters ended March 31, 1996 and 1995, respectively.

Venturian Software cost of products sold was 7.6 percent of net sales for the first quarter of 1996 and 12.0 percent of net sales a year ago. Venturian Software's cost of products sold as a percent of net sales is low because a significant portion of its sales are derived from consulting revenues and the related payroll costs are included in operating expenses as administrative expense.

Consolidated operating expenses totaled $1,838,000 for the quarter ended March 31, 1996, compared with $1,586,000 for the comparable period in 1995.

Napco operating expenses totaled $1,467,000 for the first quarter of 1996, and increased $119,000 compared with operating expenses of $1,348,000 for the same period last year. Napco sales and marketing expenses totaled $552,000 for the quarter, increasing just slightly compared with $540,000 for the same period a year ago. Napco administrative expenses of $463,000 in the first quarter also were up only marginally from $446,000 in the first quarter of 1995. Napco warehousing expenses increased to $452,000 in the first quarter of 1996, from $362,000 for the same period in 1995, primarily the result of higher costs due to increases in warehouse personnel. In addition, warehousing costs for the first quarter included one-time costs of approximately $30,000 for the transportation and disposal of industrial chemicals used in production.

Operating expenses for Venturian Software were $225,000 and $155,000 in the first quarters of 1996 and 1995, respectively. Expenses increased due to an increase in marketing staff and higher expenses related to new product introduction. Venturian Software expanded its product line in the first quarter to include CybercallTM, which links three technologies: computer networks, telecommunications and the World Wide Web, allowing web browsers and agents to be joined by voice and web page connections.

Corporate overhead expenses increased to $141,000 in the first quarter of 1996, compared with $91,000 for the quarter ended March 31, 1995. Corporate overhead expenses increased in part due to costs associated with the hiring of a new company president during the quarter.


Operating Profit

The company reported an operating profit of $257,000 for the quarter ended March 31, 1996, compared with an operating profit of $336,000 in the first quarter of 1995.

Napco reported operating profits of $429,000 and $450,000 for the first quarters of 1996 and 1995, respectively. While sales in 1996 increased approximately 16 percent over the prior period, higher costs and expenses resulted in relatively flat operating profits from year to year. In addition, 1995 results benefited from a higher level of sales of stock inventory.

Venturian Software reported operating losses of $31,000 and $23,000 for the first quarters of 1996 and 1995, respectively.

Other Income (Expense)

Other income includes rental income, net of expenses, of $72,000 and $91,000 for the first quarters of 1996 and 1995, respectively, derived from rental real estate acquired in March 1994.


Income Taxes

The company recorded income tax expense of $7,000 and $50,000 for the first quarter of 1996 and 1995, respectively, related to continuing operations. While the company had net operating loss carryforwards sufficient to offset current tax expense in both years, income tax expense was attributable to alternative minimum tax. In 1995, the tax expense was fully offset by a tax benefit related to discontinued operations.


Discontinued Operations

On July 31, 1995, the company discontinued operations of its PC Express subsidiary due to continued losses. Net losses from operations of PC Express were $248,000, net of an income tax benefit of $50,000, for the first quarter of 1995, on sales of $5,758,000.


Backlog

Napco's backlog was $15,466,000 at the beginning of 1996 compared with a beginning backlog of $15,025,000 in 1995. Napco booked nearly $9 million in new orders during the first quarter, and backlog at March 31, 1996 was $17,516,000, compared with $13,515,000 at the end of the first quarter a year ago.

Venturian Software's backlog consists primarily of hours in demand for consulting with its clients who are using its MagicTM Software as their development tool. Product backlog is low since orders are shipped from inventory or direct from the company's supplier.


Financial Condition

Liquidity and Capital Resources - Current assets were $14,012,000 and exceeded current liabilities by $7,849,000 at March 31, 1996. The current ratio was 2.3 to one, up slightly from 2.1 to one at the start of the year.

Cash and cash equivalents increased to $1,572,000 at March 31, 1996 from $910,000 at December 31, 1995. Restricted cash was reduced from $658,000 at the end of 1995 to $218,000 at March 31, 1996, due to a reduction in the amount of bid, performance and advance payment bonds outstanding which require cash collateral.

Napco has an agreement with a bank to provide a $4,000,000 line of credit for international transactions and cash advances. The agreement requires that letters of credit be collateralized 100 percent with a restricted cash balance. The agreement allows for cash advances of up to 90 percent of the cash surrender value of certain of the company's life insurance policies. The life insurance policies are also assigned as collateral on the line of credit. Advances on the line bear interest at one percent over the bank's base rate. At March 31, 1996, approximately $2,000,000 was available for cash advances pursuant to this agreement. There were no cash advances outstanding on this line of credit at March 31, 1996.

Napco has additional lines of credit available for international letters of credit and bid and performance guarantees on a transaction basis for which restricted cash balances are required. Letters of credit issued by financial institutions under all lines of credit totaled $218,000 at March 31, 1996 and were collateralized by a restricted cash balance.

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


Date:    May 8, 1996