Form 10-Q
period 1996-06-30
VENTURIAN CORP
filed 1996-08-07
CIK 745756

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 1996

                                       OR

__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission file number 0-12117


                                 VENTURIAN CORP.
             (Exact name of registrant as specified in its charter)


         Minnesota                                             41-1460782
(State or other jurisdication of                         IRS Employer ID Number
incorporation or organization)


1600 Second Street South, Hopkins, MN                             55343
(Address of principal executive offices)                        (Zip code)


Registrant's telephone number,
including area code                                           (612) 931-2500

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months and (2) has been subject to the filing requirements for at least the past 90 days.

Yes __X__   No ____

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practical date:


                                                 Outstanding at August 7, 1996
$1.00 par value common shares                                747,789




                        VENTURIAN CORP. AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX



PART I.  Financial Information


         Item 1.

                  Consolidated Condensed Balance Sheets
                  June 30, 1996 and December 31, 1995                      3

                  Consolidated Condensed Statements of Operations
                  Three and six months ended June 30, 1996 and 1995        4

                  Consolidated Condensed Statements of Cash Flows
                  Six months ended June 30, 1996 and 1995                  5

                  Notes to Consolidated Condensed Financial
                  Statements                                               6


         Item 2.

                  Management's Discussion and Analysis of
                  the Results of Operations and Financial Condition       10


PART II. Other information


         Item 6.  Exhibits and Reports on Form 8-K                        15




                        Venturian Corp. and Subsidiaries
                     Consolidated Condensed Balance Sheets
                             (Dollars in thousands)
                                  (Unaudited)

                                                       June 30,   December 31,
                                                         1996        1995
                                                      ---------   ------------

Current assets
  Cash and cash equivalents                           $    563     $    910
  Accounts receivable, less allowance
    for doubtful accounts of $123 in June
    1996 and $165 in December 1995                       5,740        6,666
  Inventories                                            3,971        3,977
  Restricted cash                                          133          658
  Rental real estate held for sale                       2,577        2,592
  Prepaid expenses                                         140          243
                                                      --------     --------

    Total current assets                                13,124       15,046

Property and equipment - at cost
  Buildings and improvements                             1,741        1,741
  Equipment                                              5,541        5,311
                                                      --------     --------
                                                         7,282        7,052
  Less accumulated depreciation and amortization         5,710        5,528
                                                      --------     --------
                                                         1,572        1,524
  Land                                                     529          529
                                                      --------     --------
                                                         2,101        2,053

Other assets                                             4,076        3,217
                                                      --------     --------

                                                      $ 19,301     $ 20,316
                                                      ========     ========

Liabilities and Stockholders' Equity
Current liabilities
  Bank overdraft                                      $   $654     $   $395
  Current maturities of long-term debt                     169          147
  Accounts payable                                       2,339        3,243
  Advances from customers                                  126          400
  Accrued liabilities                                    1,233        1,484
  Rental real estate mortgage and related costs          1,574        1,640
                                                      --------     --------

    Total current liabilities                            6,095        7,309

Long-term debt, less current maturities                    266          271

Deferred compensation and postretirement benefits        2,424        2,448

Commitments and contingencies                               --           --

Stockholders' equity
  Common stock - $1 par value                              748          748
  Additional contributed capital                        14,661       14,661
  Accumulated deficit                                   (4,893)      (5,121)
                                                      --------     --------
                                                        10,516       10,288
                                                      --------     --------

                                                      $ 19,301     $ 20,316
                                                      ========     ========


The accompanying notes are an integral part of these statements.

                        Venturian Corp. and Subsidiaries
                Consolidated Condensed Statements of Operations
                             (Dollars in thousands)
                                  (Unaudited)

                                             Three months ended         Six months ended
                                                  June 30,                  June 30,
                                           ---------------------     ---------------------
                                              1996        1995         1996         1995
                                           --------     --------     --------     --------
Net sales                                  $  7,752     $  5,470     $ 14,535     $ 11,288

Cost of products sold                         5,727        3,926       10,420        7,822
                                           --------     --------     --------     --------

  Gross profit                                2,025        1,544        4,115        3,466

Operating expenses
  Sales and marketing                           715          682        1,368        1,275
  Administrative                                950          639        1,678        1,270
  Warehousing                                   400          371          852          733
                                           --------     --------     --------     --------

    Total operating expenses                  2,065        1,692        3,898        3,278
                                           --------     --------     --------     --------

Operating profit (loss)                         (40)        (148)         217          188

Other income
  Investment income                               7           24           28           53
  Interest expense                              (80)         (75)        (174)        (170)
  Rental income                                  81          103          153          194
  Other                                         (12)          64           11           67
                                           --------     --------     --------     --------

    Total                                        (4)         116           18          144
                                           --------     --------     --------     --------

Earnings (loss) from continuing
  operations before income taxes                (44)         (32)         235          332

Income taxes                                   --           --              7           50
                                           --------     --------     --------     --------

Earnings (loss) from
  continuing operations                         (44)         (32)         228          282

Discontinued operations
  Loss from discontinued operations,
    net of $50,000 tax benefit                 --         (1,520)        --         (1,768)
                                           --------     --------     --------     --------

Net earnings (loss)                        $    (44)    $ (1,552)    $    228     $ (1,486)
                                           ========     ========     ========     ========


Net earnings (loss) per share - primary
  Continuing operations                    $   (.06)    $   (.04)    $    .29     $    .38
  Loss from discontinued operations            --          (2.03)        --          (2.37)
                                           --------     --------     --------     --------

                                           $   (.06)    $  (2.07)    $    .29     $  (1.99)
                                           ========     ========     ========     ========

Net earnings (loss) per share -
  fully diluted
  Continuing operations                    $   (.06)    $   (.04)    $    .28     $    .38
  Loss from discontinued operations            --          (2.03)        --          (2.37)
                                           --------     --------     --------     --------

                                           $   (.06)    $  (2.07)    $    .28     $  (1.99)
                                           ========     ========     ========     ========

The accompanying notes are an integral part of these statements.

                        Venturian Corp. and Subsidiaries
                Consolidated Condensed Statements of Cash Flows
                             (Dollars in thousands)
                                  (Unaudited)

                                                               Six months ended
                                                                   June 30,
                                                               1996       1995
                                                              ------    -------
  Cash flows from operating activities:
    Net earnings (loss)                                       $  228    $(1,486)
    Adjustments to reconcile net earnings to net cash
     provided by (used in) operating activities:
        Depreciation and amortization                            285        286
        Gain on sale of real estate                                -        (64)
        Discontinued operations                                    -        715
        Change in assets and liabilities:
          Accounts receivable                                    926     (1,260)
          Inventories                                              6        822
          Restricted cash                                        525      1,448
          Prepaid expenses                                       103         53
          Other assets                                            30          -
          Bank overdraft                                         259         52
          Accounts payable                                      (904)      (319)
          Advances from customers                               (274)        39
          Accrued liabilities                                   (251)       (35)
          Deferred compensation and
            postretirement benefits                              128         66
          Payments on deferred compensation
           and postretirement benefits                          (152)       (79)
                                                              ------    -------
        Total adjustments                                        681      1,724
                                                              ------    -------
  Net cash provided by operating activities                      909        238

Cash flows from investing activities:
  Purchase of property and equipment                            (277)       (77)
  Purchase of other assets                                      (187)      (161)
  Proceeds from sale of real estate                                -        102
  Payments received on notes receivable                            7          7
                                                              ------    -------

  Net cash used in investing activities                         (457)      (129)

Cash flows from financing activities
  Payments on long-term debt and
    rental real estate mortgage and related costs               (164)      (207)
  Payments on insurance policy loans                            (750)
  Proceeds from long-term debt                                   115
  Proceeds from life insurance loan                                -        117
                                                              ------    -------

  Net cash used in financing activities                         (799)       (90)
                                                              ------    -------


Net increase (decrease) in cash and cash equivalents            (347)        19
Beginning cash and cash equivalents                              910        825
                                                              ------    -------

Ending cash and cash equivalents                              $  563    $  $844
                                                              ======    =======

Supplemental disclosures of cash flow information:
 Cash paid during the period for:
    Interest                                                  $  148    $   112
    Income taxes                                                   9          8

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


NOTE B - INVENTORIES

Inventories are stated at the lower of cost or market, principally using the specific identification method for Napco. A portion of Napco's inventory is acquired on a speculative basis when it becomes available for purchase. Napco's sales of this inventory may vary from the current period to several years. It is the company's practice to classify this inventory, which totaled $1,808,000, net of reserves, at June 30, 1996, with current assets. The company's obsolescence policy requires that purchases of this inventory be written off if not sold after four years. The four year period was selected after a review of customers' historical buying patterns and is reviewed annually to determine whether the period continues to be appropriate. The company had a reserve for obsolescence and lower of cost or market valuation of $1,368,000 at June 30, 1996.


NOTE C - LINES OF CREDIT

Napco has an agreement with a bank to provide a $4,000,000 line of credit for international transactions and cash advances. The agreement requires that letters of credit be collateralized 100 percent with a restricted cash balance. The agreement allows for cash advances of up to 90 percent of the cash surrender value of certain of the company's life insurance policies. The life insurance policies are assigned as collateral on the line of credit. Advances on the line bear interest at one percent over the bank's base rate. At June 30, 1996 approximately $2,000,000 was available for cash advances pursuant to this agreement. There were no cash advances outstanding against this line of credit at June 30, 1996.

Napco has additional lines of credit available for international transactions such as letters of credit and bid, performance and advance payment guarantees on a transaction basis for which restricted cash balances are required.

Letters of credit issued by financial institutions under all lines of credit totaled $133,000 as of June 30, 1996, and were collateralized by a restricted cash balance.


NOTE D - CONTINGENCIES

At June 30, 1996, the company had performance and advance payment guarantees outstanding on various sales contracts totaling $425,000. These guarantees were backed by insurance bonds, which do not require cash collateral.

The company has guaranteed certain indebtedness of Mass Merchandisers, Inc., a former affiliate of Venturian Corp. At June 30, 1996, this indebtedness was $509,000. This indebtedness is secured by a first mortgage lien against certain real estate owned and operated by Mass Merchandisers, Inc., a wholly-owned subsidiary of McKesson Corp.

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

Estimated remediation costs include capital costs associated with the remedial activity as well as annual costs over a period of five years. Annual costs included in the previous cost estimates were calculated using a ten percent discount rate. Not discounted, the estimated cost of remediation has a range from $348,000 to $1,290,000 under the first alternative and a range of $695,000 to $1,824,000 under the second alternative. The company accrued approximately $600,000 for estimated costs of remediation at the time the property was acquired in March 1994. At June 30, 1996, a liability of approximately $490,000 for remediation costs is included under the caption "Rental real estate mortgage and related costs" as a current liability.

A remediation plan has been agreed to with the MPCA. Remediation commenced early in the third quarter and is expected to be completed in 1996, with the exception of the annual cost items.

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

Additionally, the company implemented SFAS 123, "Accounting for Stock-Based Compensation," which established financial accounting and reporting standards for stock-based employee compensation plans. This Statement defines and encourages the use of a fair value based method of accounting for an employee stock option or similar equity instrument. The Statement allows the use of the intrinsic value based method of accounting as prescribed by current existing accounting standards for options issued to employees. The company adopted this Standard effective January 1, 1996, and management has elected to utilize the intrinsic value based method of accounting for stock-based compensation.


NOTE F - NET EARNINGS (LOSS) PER SHARE

Primary earnings (loss) per common and common equivalent share and earnings per common and common equivalent share assuming full dilution are computed using the weighted average number of common and common equivalent shares outstanding during the period. Common stock equivalents include dilutive stock options using the treasury stock method.


NOTE G - RECLASSIFICATIONS

Certain reclassifications have been made to the 1995 financial statements to conform with the 1996 presentation.


                        VENTURIAN CORP. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                  June 30, 1996


RESULTS OF OPERATIONS

Net Sales

Second quarter consolidated net sales increased approximately 42 percent to $7,752,000 in 1996 compared with $5,470,000 for the second quarter of 1995. For the first six months of the year, consolidated net sales totaled $14,535,000, up approximately 29 percent from $11,288,000 for the same period last year.

Napco sales were $7,539,000 and $14,112,000 for the three and six months ended June 30, 1996, compared with sales of $5,239,000 and $10,915,000 for the same periods in 1995, respectively. Napco sales were up approximately 44 percent and 29 percent for the three and six months, respectively. While backlog at the beginning of the year may have indicated sales at near the same levels as a year ago(see Backlog), Napco received an order for approximately $3.8 million in early 1996 which was required to be shipped substantially during the first two quarters of the year, resulting in higher sales for both periods compared with a year earlier.

Venturian Software sales were down 14 percent from prior year levels in the second quarter, totaling $213,000 in 1996 compared with $247,000 a year ago. Lower revenues from product sales, which were $29,000 in 1996 compared with $81,000 last year, caused the decline in total revenues. However, the decline in product revenues was minimized by an increase in consulting revenues which were $179,000 for the second quarter of 1996, compared with $157,000 last year. Year-to-date sales of $423,000 in 1996 are ahead of 1995 six-month sales of $397,000, primarily due to higher consulting revenues. Consulting revenues were $357,000 for the first six months of 1996, contributing 84 percent of total revenues. For the same period last year, consulting revenues totaled $277,000 and comprised 70 percent of total revenues.

Costs and Expenses

Cost of products sold was 74 percent and 72 percent of net sales for three and six months ended June 30, 1996, compared with 72 percent and 69 percent of net sales for the same periods respectively last year.

Cost of products sold for Napco sales was 76 percent of net sales in the second quarter of 1996, up from 74 percent of net sales a year ago. Second quarter sales in 1996 included a larger proportion of sales for which the end customer is the U.S. Government, contributing to the increase in cost of products sold as these sales typically are at a lower profit margin than other sales. Cost of products sold for Napco sales was 74 percent and 71 percent of net sales for the six months ended June 30, 1996 and 1995, respectively.

Venturian Software cost of products sold was 9 percent of net sales in the second quarter of 1996 compared with 21 percent for the same period last year. Year-to-date, cost of products sold for Venturian Software sales was 9 percent of net sales, compared with 17 percent of net sales last year. Venturian Software cost of products sold is low because a significant portion of its revenues are generated by consulting services, and the related expenses are included in operating expenses as administrative expense.

Second quarter consolidated operating expenses were $2,065,000 in 1996, compared with $1,692,000 for the second quarter of 1995. For the six months, consolidated operating expenses were $3,898,000 and $3,278,000 in 1996 and 1995, respectively.

Napco operating expenses totaled $1,545,000 for the second quarter of 1996, compared with $1,367,000 for the same period last year. Napco administrative expenses increased from $382,000 in last year's second quarter to $545,000 in 1996, primarily due to higher payroll related costs associated with staff increases, and higher incentive accruals and insurance costs.

Year-to-date, Napco operating expenses totaled $3,012,000 and $2,715,000 for the first six months of 1996 and 1995, respectively.

Operating expenses for Venturian Software increased significantly to $287,000 in the second quarter of 1996 from $178,000 for the same period last year. Venturian Software operating expenses also increased for the comparable six month periods, totaling $512,000 in 1996 compared with $333,000 in 1995. Administrative expenses were $172,000 and $296,000 for the second quarter and first six months of 1996, respectively, compared with $110,000 and $212,000 for the same periods a year ago. Sales and marketing expenses were $115,000 and $216,000 for the quarter and six months in 1996, respectively, up from $68,000 and $121,000 for the quarter and six months last year. Expenses increased due to the addition of programming and marketing staff and also as a result of increased legal and marketing expenses incurred in connection with the introduction of Venturian Software's new CybercallTM product. Cybercall is an internet computer telephony product that brings together three key environments: computer networks, telecommunications and the World Wide Web, to form a seamless information structure allowing web browsers and agents to be joined by voice and web page connections.

Corporate overhead expenses, included in administrative expense, increased to $233,000 in the second quarter of 1996, up from $163,000 for the same period a year earlier. Year-to-date corporate overhead also increased from $254,000 in 1995 to $374,000. Increases in corporate overhead were primarily attributable to the hiring of a new company president in the first quarter of 1996.

Operating Profit (Loss)

Napco reported an operating profit of $287,000 for the quarter ended June 30, 1996 on sales of $7,539,000. Year-to-date, Napco reported an operating profit of $716,000 on sales of $14,112,000. A year ago, Napco reported an operating loss of $3,000 for the second quarter and a year-to-date operating profit of $447,000 on sales of $5,239,000 and $10,915,000, respectively.

Venturian Software reported operating losses of $94,000 and $125,000 for the second quarter and first six months of 1996. Last year, Venturian Software reported an operating profit of $18,000 in the second quarter and an operating loss of $5,000 for the first half of the year. Losses in 1996 are primarily the result of higher expenses incurred in connection with the introduction of Cybercall.

Other Income (Expense)

In the second quarter of 1995, other income included a $64,000 gain on the sale of real estate.

Income Taxes

The company recorded income tax expense of $7,000 and $50,000 for the six months ended June 30, 1996 and 1995, respectively, related to continuing operations. While the company had net operating loss carryforwards sufficient to offset current tax expense in both years, income tax expense was attributable to alternative minimum tax. In 1995, the tax expense was fully offset by a tax benefit related to discontinued operations.

Discontinued Operations

On July 31, 1995, the company announced that it had discontinued operations of PC Express, due to continued losses. Net losses from operations of PC Express were $1,520,000 in the second quarter of 1995 and $1,768,000, net of an income tax benefit of $50,000, for the first six months of last year. The net loss for the second quarter of 1995 included a $1,012,000 write-off of goodwill and non-compete agreements.

FINANCIAL CONDITION

Liquidity and Capital Resources - Current assets totaled $13,124,000 and exceeded current liabilities by $7,029,000 at June 30, 1996. The current ratio was 2.2 to one at the end of the second quarter, compared with 2.1 to one at December 31, 1995.

Cash and cash equivalents of $563,000 at June 30, 1996 decreased from $910,000 at the end of 1995. Cash generated from operations for the first six months of 1996 was used to repay loans of $750,000 outstanding against life insurance policies and to purchase equipment and other assets.

Napco has an agreement with a bank to provide a $4,000,000 line of credit for international transactions and cash advances. The agreement requires that letters of credit be collateralized 100 percent with a restricted cash balance. The agreement allows for cash advances of up to 90 percent of the cash surrender value of certain of the company's life insurance policies. The life insurance policies are also assigned as collateral on the line of credit. Advances on the line bear interest at one percent over the bank's base rate. At June 30, 1996, approximately $2,000,000 was available for cash advances pursuant to this agreement. There were no cash advances outstanding on this line of credit at June 30, 1996.

Napco has additional lines of credit available for international letters of credit and bid and performance guarantees on a transaction basis for which restricted cash balances are required. Letters of credit issued by financial institutions under all lines of credit totaled $133,000 at June 30, 1996 and were collateralized by a restricted cash balance.

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


     a)  Exhibits

         Exhibit 11.  Computation of Earnings (Loss) per Share

         Exhibit 27. Financial Data Schedule (for SEC use only)


     b) No report on Form 8-K was filed during the quarter for which this report is filed.



                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            VENTURIAN CORP.
                                            (Registrant)


                                            By: /s/ Mary F. Jensen
                                                -----------------------------
                                                Mary F. Jensen
                                                Chief Financial Officer


Date:    August 7, 1996