Form 10-Q
period 1996-09-30
VENTURIAN CORP
filed 1996-11-12
CIK 745756

UNITED STATES SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1996

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

Yes  X   No __

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practical date:

                                              Outstanding at November 7, 1996
$1.00 par value common shares                            749,789



                        VENTURIAN CORP. AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX




PART I.           Financial Information



         Item 1.

                  Consolidated Condensed Balance Sheets
                  September 30, 1996 and December 31, 1995                   3

                  Consolidated Condensed Statements of Operations
                  Three and nine months ended
                  September 30, 1996 and 1995                                4

                  Consolidated Condensed Statements of Cash Flows
                  Nine months ended September 30, 1996 and 1995              5

                  Notes to Consolidated Condensed Financial
                  Statements                                                 6


         Item 2.

                  Management's Discussion and Analysis of
                  the Results of Operations and Financial Condition         10



PART II. Other information


         Item 6.  Exhibits and Reports on Form 8-K                          16



                        Venturian Corp. and Subsidiaries
                     Consolidated Condensed Balance Sheets
                             (Dollars in thousands)
                                  (Unaudited)



                                                     September 30  December 31,
                                                         1996         1995
Current assets
  Cash and cash equivalents                            $   702      $   910
  Accounts receivable, less allowance
    for doubtful accounts of $124 in September
    1996 and $165 in December 1995                       4,838        6,666
  Inventories                                            4,309        3,977
  Restricted cash                                           93          658
  Rental real estate held for sale                       2,642        2,592
  Prepaid expenses                                         283          243

    Total current assets                                12,867       15,046

Property and equipment - at cost
  Buildings and improvements                             1,741        1,741
  Equipment                                              5,615        5,311
                                                         7,356        7,052
  Less accumulated depreciation and amortization         5,801        5,528
                                                         1,555        1,524
  Land                                                     314          529
                                                         1,869        2,053

Other assets                                             4,121        3,217

                                                       $18,857      $20,316

Liabilities and Stockholders' Equity
Current liabilities
  Bank overdraft                                       $   396      $   395
  Current maturities of long-term debt                     169          147
  Accounts payable                                       2,133        3,243
  Advances from customers                                  236          400
  Accrued liabilities                                    1,338        1,484
  Rental real estate mortgage and related costs          1,501        1,640

    Total current liabilities                            5,773        7,309

Long-term debt, less current maturities                    234          271

Deferred compensation and postretirement benefits        2,414        2,448

Commitments and contingencies                               --           --

Stockholders' equity
  Common stock - $1 par value                              750          748
  Additional contributed capital                        14,676       14,661
  Accumulated deficit                                   (4,990)      (5,121)
                                                        10,436       10,288

                                                       $18,857      $20,316


The accompanying notes are an integral part of these statements.


                        Venturian Corp. and Subsidiaries
                 Consolidated Condensed Statements of Operations
                             (Dollars in thousands)
                                  (Unaudited)

                                                                       Three months ended             Nine months ended
                                                                           September 30,                 September 30,
                                                                        1996           1995           1996           1995
Net sales                                                             $  6,820       $  5,621       $ 21,355       $ 16,909

Cost of products sold                                                    4,760          3,902         15,180         11,724

  Gross profit                                                           2,060          1,719          6,175          5,185

Operating expenses
  Sales and marketing                                                      846            584          2,214          1,859
  Administrative                                                           862            745          2,540          2,015
  Warehousing                                                              417            351          1,269          1,084

    Total operating expenses                                             2,125          1,680          6,023          4,958

Operating profit (loss)                                                    (65)            39            152            227

Other income
  Investment income                                                          8             47             36            100
  Interest expense                                                         (79)          (115)          (253)          (285)
  Rental income                                                            136            177            289            371
  Other                                                                    (97)            --            (86)            67

    Total                                                                  (32)           109            (14)           253

Earnings (loss) from continuing
  operations before income taxes                                           (97)           148            138            480

Income taxes                                                                --             52              7            102

Earnings (loss) from
  continuing operations                                                    (97)            96            131            378

Discontinued operations
  Loss from discontinued operations,
    net of tax benefit                                                      --           (317)            --         (2,085)
  Write-off net liabilities of PC Express                                   --            466             --            466
                                                                                          149                        (1,619)

Net earnings (loss)                                                   $    (97)      $    245       $    131       $ (1,241)


Net earnings (loss) per share - primary
  Continuing operations                                               $   (.13)      $    .13       $    .17       $    .51
  Discontinued operations                                                   --            .20             --          (2.16)

                                                                      $   (.13)      $   0.33       $   0.17       $  (1.65)

Net earnings (loss) per share -
  fully diluted
  Continuing operations                                               $   (.13)      $    .13       $    .16       $    .51
  Discontinued operations                                                   --            .20             --          (2.16)

                                                                      $   (.13)      $    .33       $    .16       $  (1.65)

The accompanying notes are an integral part of these statements.



                        Venturian Corp. and Subsidiaries
                 Consolidated Condensed Statements of Cash Flows
                             (Dollars in thousands)
                                  (Unaudited)


                                                                Nine months ended
                                                                  September 30,
                                                               1996          1995
  Cash flows from operating activities:
    Net earnings (loss)                                      $   131       $(1,241)
    Adjustments to reconcile net earnings (loss) to net
      cash provided by (used in) operating activities:
        Depreciation and amortization                            428           431
        Loss (gain) on sale of real estate                        97           (64)
        Discontinued operations                                   --          (227)
        Change in assets and liabilities:
          Accounts receivable                                  1,828        (1,539)
          Inventories                                           (332)          980
          Restricted cash                                        565         1,423
          Prepaid expenses                                       (40)           49
          Other                                                   50           (70)
          Bank overdraft                                           1            (9)
          Accounts payable                                    (1,110)          906
          Advances from customers                               (164)          149
          Accrued liabilities                                   (146)           22
          Deferred compensation and
            postretirement benefits                              193           130
          Payments on deferred compensation
           and postretirement benefits                          (227)         (149)
        Total adjustments                                      1,143         2,032
  Net cash provided by operating activities                    1,274           791

Cash flows from investing activities:
  Purchase of property and equipment                            (448)         (196)
  Purchase of other assets                                      (256)         (151)
  Proceeds from sale of real estate                               98           102
  Payments received on notes receivable                           11            11

  Net cash used in investing activities                         (595)         (234)

Cash flows from financing activities
  Payments on long-term debt and
    rental real estate mortgage and related costs               (269)         (251)
  Payments on insurance policy loans                            (750)           --
  Proceeds from long-term debt                                   115            --
  Proceeds from issuance of common stock                          17            --
  Proceeds from life insurance loan                               --           117

  Net cash used in financing activities                         (887)         (134)


Net increase (decrease) in cash and cash equivalents            (208)          423
Beginning cash and cash equivalents                              910           825

Ending cash and cash equivalents                             $   702       $ 1,248

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                                 $   183       $   146
    Income taxes                                                  21            10


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


NOTE B - INVENTORIES

         Inventories are stated at the lower of cost or market, principally using the specific identification method for Napco. A portion of Napco's inventory is acquired on a speculative basis when it becomes available for purchase. Napco's sales of this inventory may vary from the current period to several years. It is the company's practice to classify this inventory, which totaled $1,855,000, net of reserves, at September 30, 1996, with current assets. The company's obsolescence policy requires that purchases of this inventory be written off if not sold after four years. The four year period was selected after a review of customers' historical buying patterns and is reviewed annually to determine whether the period continues to be appropriate. The company had a reserve for obsolescence with a lower of cost or market valuation of $1,409,000 at September 30, 1996.


NOTE C - LINES OF CREDIT

         Napco has an agreement with a bank to provide a $4,000,000 line of credit for international transactions and cash advances. The agreement requires that letters of credit be collateralized 100 percent with a restricted cash balance. The agreement allows for cash advances of up to 90 percent of the cash surrender value of certain of the company's life insurance policies. The life insurance policies are assigned as collateral on the line of credit. Advances on the line bear interest at one percent over the bank's base rate. At September 30, 1996, approximately $2,000,000 was available for cash advances pursuant to this agreement. There were no cash advances outstanding against this line of credit at September 30, 1996.

Napco has additional lines of credit available for international transactions such as letters of credit and bid, performance and advance payment guarantees on a transaction basis for which restricted cash balances are required.

Letters of credit issued by financial institutions under all lines of credit totaled $93,000 as of September 30, 1996, and were collateralized by a restricted cash balance.


NOTE D - CONTINGENCIES

At September 30, 1996, the company had performance and advance payment guarantees outstanding on various sales contracts totaling $425,000. These guarantees were backed by insurance bonds, which do not require cash collateral.

The company has guaranteed certain indebtedness of Mass Merchandisers, Inc., a former affiliate of Venturian Corp. At September 30, 1996, this indebtedness was $519,000. This indebtedness is secured by a first mortgage lien against certain real estate owned and operated by Mass Merchandisers, Inc., a wholly-owned subsidiary of McKesson Corp.

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

Estimated remediation costs include capital costs associated with the remedial activity as well as annual costs over a period of five years. Annual costs included in the previous cost estimates were calculated using a ten percent discount rate. Not discounted, the estimated cost of remediation has a range from $348,000 to $1,290,000 under the first alternative and a range of $695,000 to $1,824,000 under the second alternative. The company accrued approximately $600,000 for estimated costs of remediation at the time the property was acquired in March 1994. At September 30, 1996, a liability of approximately $472,000 for remediation costs is included under the caption "Rental real estate mortgage and related costs" as a current liability.

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


                        VENTURIAN CORP. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                               September 30, 1996



Forward-looking statements contained in this Report on Form 10-Q are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by the statements made herein. Investors are cautioned that all forward-looking statements involve risks and uncertainty. Among the factors that could cause actual results to differ materially are the following:

With respect to Napco International, one of the primary risks relates to its export sales which could be affected by political decisions by the U.S. government which could prevent future sales to foreign nations or monetary, military or economic conditions in certain countries that may affect sales in such countries. Management believes that these risks are reduced by Napco's wide geographic and product diversification. While historically, there has not been a reliance on one single customer, in 1996, sales to one customer accounted for approximately 38 percent of net sales for the nine months ended September 30, 1996. For the years ended December 31, 1995 and 1994, sales to this customer accounted for 38 percent and 14 percent of sales. Other factors such as competition, the potential for labor disputes and interruption in sources of supply also could cause results to differ.

With respect to Venturian Software, the company is one of many companies offering solutions to the information needs of businesses both locally and regionally. Because of the rapid pace of technological improvements and new software development, competition is a significant risk. The ability to hire and retain competent personnel also provides an element of risk, in part because currently, a substantial portion of Venturian Software's revenues are derived from consulting activities.


RESULTS OF OPERATIONS


Net Sales

Consolidated net sales totaled $6,820,000 for the third quarter of 1996, compared with $5,621,000 for the same period a year ago. Consolidated net sales for the first nine months of the year totaled $21,355,000, an increase of 26.3 percent from $16,909,000 for the first nine months of 1995.

Napco sales for the quarter were up $1,156,000 and totaled $6,597,000 in the third quarter, compared with $5,441,000 for the third quarter last year. A large part of the increase in sales over the prior year quarter resulted from shipments under the U.S. Government's Simplified Non-Standard Acquisition Process (SNAP). In addition, the balance of a $3.8 million order received in the first quarter was shipped during the third quarter. That order was the primary reason for the increase in year-to-date sales, which were $20,709,000 for the first nine months of the year, compared with $16,356,000 for the same period in 1995.

Venturian Software sales for the third quarter of 1996 increased to $223,000 from $163,000 last year. Year-to-date sales also were ahead of prior year's levels, totaling $646,000 for the first nine months of the year, compared with $560,000 for the same period a year ago. Venturian Software is experiencing a strong demand for its programming services and, as a result, consulting revenues increased by 45 percent in the third quarter and 34 percent on a year-to-date basis. Management expects that consulting revenues will continue at this higher level over the balance of 1996.


Costs and Expenses

Cost of products sold was 69.8 percent of net sales in the third quarter of 1996 compared with 69.4 percent of net sales for the same period a year earlier. Year-to-date, cost of products sold was 71.1 percent of net sales through September 30, 1996, compared with 69.3 percent last year.

For Napco sales, cost of products sold was 71.7 percent of net sales in the third quarter, up slightly from 71.2 percent of net sales in the third quarter of 1995. Cost of products sold for Napco sales was 73.0 percent and 71.2 percent of net sales for the nine months ended September 30, 1996 and 1995, respectively. Costs are up on a year-to-date basis primarily as a result of a larger proportion of sales for which the end customer is the U.S.
Government.  Gross profit margins are typically lower on such sales.

Venturian Software cost of products sold was 14.3 percent of net sales in the third quarter of 1995 compared with 17.2 percent for the same period last year. Year-to-date, cost of products sold for Venturian Software sales was 10.5 percent of net sales, compared with 17.3 percent of net sales last year. Venturian Software cost of products sold is lower because a significant portion of its revenues are generated by consulting services, and the related expenses are included in operating expenses as administrative expense. Cost of products sold decreased for both the third quarter and year-to-date as a result of the increase in the proportion of consulting revenues.

Consolidated operating expenses for the third quarter totaled $2,125,000 in 1996, compared with operating expenses of $1,680,000 for the same period last year. For the nine months, consolidated operating expenses increased to $6,023,000 this year from $4,958,000 in 1995.

Napco operating expenses increased to $1,615,000 for the third quarter of 1996 from $1,395,000 for the same period in 1994. Sales and marketing expenses increased to $678,000 in this year's third quarter, compared with $518,000 a year ago. In addition to costs associated with recruiting and increased staff levels, Napco also incurred approximately $63,000 in prototype and travel costs in connection with a potential substantial repowering project in the Far East. Napco also incurred approximately $17,000 in market research costs during the quarter as well. Napco warehousing expense was $417,000 in the third quarter of 1996, up from $351,000 for the same period a year ago, primarily due to higher payroll and related costs.

Year-to-date, Napco operating expenses were $4,627,000 and $4,110,000 for the nine months ended September 30, 1996 and 1995, respectively.

Third quarter operating expenses for Venturian Software increased significantly, totaling $362,000 compared with $166,000 during the third quarter of 1995. Venturian Software operating expenses also increased for the comparable nine month periods, totaling $874,000 in 1996 compared with $499,000 in 1995. Administrative expenses were $194,000 and $490,000 for the third quarter and first nine months of 1996, respectively, compared with $100,000 and $312,000 for the same periods last year. Sales and marketing expenses were $168,000 and $384,000 for the quarter and nine months in 1996, respectively, up from $66,000 and $187,000 for the quarter and nine months in 1995. Expenses increased due to the addition of programming and marketing staff and also as a result of increased legal and marketing expenses incurred in connection with the introduction of Venturian Software's new CybercallTM product. Cybercall is an internet computer telephony product that brings together three key environments: computer networks, telecommunications and the World Wide Web, to form a seamless information structure allowing web browsers and agents to be joined by voice and web page connections.

Corporate overhead expenses, included in administrative expense, totaled $149,000 in the third quarter of 1996, up from $102,000 for the same period a year earlier. Year-to-date corporate overhead also increased from $356,000 in 1995 to $523,000 for the first nine months of this year. Increases in corporate overhead were primarily attributable to the hiring of a new company president in the first quarter of 1996.


Operating Profit

Napco reported operating profit of $254,000 for the quarter ended September 30, 1996 on sales of $6,597,000. Year-to-date, Napco reported an operating profit of $970,000 on sales of $20,709,000. In 1995, Napco reported an operating profit of $172,000 for the third quarter and year-to-date operating profit of $619,000.

Venturian Software reported an operating loss of $171,000 for the third quarter of 1996 and an operating loss of $296,000 for the first nine months of the year, reflecting the company's investment in the new Cybercall product. In 1995, Venturian Software reported operating losses of $31,000 and $36,000 for the three and nine month periods, respectively.


Other Income (Expense)

Other income (expense) for the third quarter of 1996 included a $97,000 loss on the sale of real estate.


Income Taxes

The company recorded income tax expense of $7,000 and $102,000 for the nine months ended September 30, 1996 and 1995, respectively, related to continuing operations. While the company had net operating loss carryforwards sufficient to offset current tax expense in both years, income tax expense was attributable to alternative minimum tax. In 1995, the tax expense was fully offset by a tax benefit related to discontinued operations for both the third quarter and nine months.


Discontinued Operations

On July 31, 1995, the company announced that it had discontinued operations of PC Express, due to continued losses. Net losses from operations of PC Express of $317,000 in the third quarter of 1995 were offset by a $466,000 write-off of net liabilities of PC Express as of September 30, 1995.


FINANCIAL CONDITION

Liquidity and Capital Resources - Current assets totaled $12,867,000 and exceeded current liabilities by $7,094,000 at September 30, 1996. The current ratio was 2.2 to one at the end of the third quarter, compared with 2.1 to one at December 31, 1995. Cash and cash equivalents were $702,000 at September 30, 1996, down from $910,000 at the end of last year. Cash generated from operations for the first nine months of the year were used primarily to repay loans of $750,000 that were outstanding against life insurance policies and to purchase equipment and other assets.

Napco has an agreement with a bank to provide a $4,000,000 line of credit for international transactions and cash advances. The agreement requires that letters of credit be collateralized 100 percent with a restricted cash balance. The agreement allows for cash advances of up to 90 percent of the cash surrender value of certain of the company's life insurance policies. The life insurance policies are also assigned as collateral on the line of credit. Advances on the line bear interest at one percent over the bank's base rate. At September 30, 1996, approximately $2,000,000 was available for cash advances pursuant to this agreement. There were no cash advances outstanding on this line of credit at September 30, 1996.

Napco has additional lines of credit available for international letters of credit and bid and performance guarantees on a transaction basis for which restricted cash balances are required. Letters of credit issued by financial institutions under all lines of credit totaled $93,000 at September 30, 1996 and were collateralized by a restricted cash balance.

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





Date:    November 12, 1996




                        VENTURIAN CORP. AND SUBSIDIARIES
                                     PART II
                                OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

     a)  Exhibits

         Exhibit 11.  Computation of Earnings (Loss) per Share

         Exhibit 27.1 Financial Data Schedule (for SEC use only)

         Exhibit 27.2 Restated Financial Data Schedule for the period ended June 30, 1996.

     b) No report on Form 8-K was filed during the quarter for which this report is filed.