Form 10-K
period 1996-12-31
VENTURIAN CORP
filed 1997-03-14
CIK 745756

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

_X_             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 1996

                                       OR
___           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                             Commission file number

                                     0-12117

                                 VENTURIAN CORP.
             (Exact name of registrant as specified in its charter)

           Minnesota                                    41-1460782
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

 11111 Excelsior Boulevard, Hopkins, MN                 55343
(Address of principal executive offices)              (Zip code)

Registrant's telephone number, including area code  612-931-2500

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

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 7, 1997 was $6,622,000.

The number of shares outstanding of each of the registrant's classes of common stock, as of March 7, 1997:

           Class                             Outstanding at March 7, 1997
Common stock, $1.00 par value                            750,189

                       Documents Incorporated by Reference
             1996 Annual Report to Shareholders - Part I and Part II
                            Proxy Statement--Part III


                        Venturian Corp. and Subsidiaries

                                    FORM 10-K

                                TABLE OF CONTENTS

                      For the year ended December 31, 1996


         Description                                                     Page
         -----------                                                     ----

Part I
         Item  1.-Business                                                  3
         Item  2.-Properties                                                6
         Item  3.-Legal Proceedings                                         7
         Item  4.-Submission of Matters to a Vote of Security Holders       7

Part II
         Item  5.-Market for Registrant's Common Equity
                      and Related Stockholder Matters                       8
         Item  6.-Selected Financial Data                                   8
         Item  7.-Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                   8
         Item  8.-Financial Statements and Supplementary Data               9
         Item  9.-Changes in and Disagreements with Accountants
                      on Accounting and Financial Disclosure                9

Part III
         Item 10.-Directors and Executive Officers of the Registrant       10
         Item 11.-Executive Compensation                                   10
         Item 12.-Security Ownership of Certain
                      Beneficial Owners and Management                     10
         Item 13.-Certain Relationships and Related Transactions           10

Part IV
         Item 14.-Exhibits, Financial Statement Schedules
                      and Reports on Form 8-K                              10


                                     Part I


Anuual Report on Form 10-K

         Forward-looking statements contained throughout this Annual Report on Form 10-K are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by the statements made herein. Investors are cautioned that all forward-looking statements involve risks and uncertainty. Among the factors that could cause actual results to differ materially are the following:

         With respect to Napco International, one of the primary risks relates to its export sales which could be affected by political decisions by the U.S. government which could prevent future sales to foreign nations or monetary, military or economic conditions in certain countries that may affect sales in such countries. Management believes that these risks are reduced by Napco's wide geographic and product diversification. While historically there has not been a reliance on one single customer, sales to one customer accounted for approximately 32 percent, 38 percent and 18 percent of Napco sales for the years ended December 31, 1996, 1995 and 1994, respectively. Other factors such as competition, the potential for labor disputes and interruption in sources of supply also could cause results to differ.

         With respect to Venturian Software, the company is one of many companies offering solutions to the information needs of businesses both locally and regionally. Because of the rapid pace of technological improvements and new software development, competition is a significant risk. The ability to hire and retain competent personnel also provides an element of risk, in part because, currently, a substantial portion of Venturian Software's revenues are derived from consulting activities.


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


                            Napco International Inc.

Napco International Inc. ("Napco") is a distribution, manufacturing and service business that sells a broad line of defense-related products to commercial customers, the U.S. government and to foreign governments. Typically, Napco's sales are made in United States currency. However, from time to time Napco may enter into contracts denominated in foreign currency. Napco has sales offices or representatives located in over 60 countries throughout the world. Napco's operations are conducted through its various product divisions.

         The Ordnance Division markets replacement parts for most U.S.-made military wheeled and tracked vehicles. Its product line covers a wide variety of items ranging from power train components to tank track. Ordnance Division sales comprised 76.3 percent of Napco's total sales for the year ended December 31, 1996 and 86.0 percent of Napco's total sales for the years ended December 31, 1995 and 1994.

         The Defense Electronics Division designs, manufactures and markets a broad range of tactical military electronics equipment, including VHF FM tactical manpack radios, secure handsets, and active noise reduction intercom systems. Spare parts are supplied for many U.S. manufactured systems at either the component or assembly level. The division also designs and supplies transportable shelters for a variety of applications, such as air traffic control, ground-to-air communications, command air control, electronic warfare or for mobile repair facilities. The Defense Electronics Division's sales comprised 9.3 percent, 9.6 percent and 7.4 percent of Napco's total sales for the years ended December 31, 1996, 1995 and 1994, respectively.

         The Tank Automotive Division designs and markets proprietary modernization kits to improve the reliability, maintainability and performance, and to increase the capabilities of, a wide variety of U.S. military wheeled and tracked vehicles. The division provides technical assistance for the installation and maintenance of these repowering systems as well as continuing parts support. The Tank Automotive Division also supplies new trucks, vans and other wheeled and tracked vehicles for military, medical, industrial and construction applications. Tank Automotive Division sales were 11.9 percent, 4.1 percent and 6.0 percent of Napco's total sales for the years ended December 31, 1996, 1995 and 1994, respectively.

         The Special Products Division markets a range of light weapons systems, spare parts and accessories. Sales for the Special Products Division comprised
2.5 percent of Napco's total sales in 1996 and less than one percent of Napco's total sales for the years ended December 31, 1995 and 1994.

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


         Napco's sales by principal geographic area for the last three years were as follows (thousands of dollars):

                                            1996      1995      1994
                                         -------   -------   -------

         United States and Canada        $16,461   $14,622   $ 8,754
         Europe                            4,037     5,465     4,378
         Far East                          4,791     2,583     9,974
         Mediterranean and Middle East     1,051       697       618
         Latin America                       899       731     1,110
         Africa                              311        --        --
                                         -------   -------   -------
                                         $27,550   $24,098   $24,834
                                         =======   =======   =======

         During 1996 and 1995, no sales to customers in foreign countries accounted for over 10 percent of Napco's sales. During 1994, sales of $6,789,000 to a customer in one foreign country accounted for over 10 percent of Napco's sales. In general, the company considers Napco's sales to customers in specific countries to be more relevant than sales to individual foreign customers because the primary risks with respect to its export sales relate to political decisions by the U.S. government which could prevent sales to foreign nations or monetary, military or economic conditions in certain countries that may affect sales in such countries.

         Napco's sales in the United States were $15,795,000, $14,024,000 and $8,632,000 in 1996, 1995 and 1994, respectively, and consisted primarily of sales to various U.S. government agencies and to a large number of commercial customers. During 1996, 1995 and 1994, sales to one customer in the United States accounted for 32, 38 and 18 percent of Napco sales, respectively. However, historically, there has not been a reliance on that one customer.

Competition

Napco is one of the major independent suppliers of a broad line of parts and components for United States military vehicles and other equipment maintained by foreign governments. Because there are many other suppliers of such parts and components, the pricing of Napco's products is highly competitive.

Backlog

Napco's backlog of orders at December 31, 1996 was $15,861,000, down from $16,300,000 at the end of 1995. Management reasonably expects to fill nearly all of its current backlog within one year.

         Napco's business with the U.S. Government is principally comprised of firm fixed price contracts and therefore not subject to renegotiation of profits, nor are they subject to termination at the unilateral election of the U.S. Government.

Employees

Napco employed 111 people at December 31, 1996.


                            Venturian Software, Inc.

Venturian Software, Inc. ("VSI") provides high-technology information services in the Upper Midwest as a Value-Added Dealer of MagicTM software, a highly productive application development tool for professional programmers. VSI provides consulting, development and training services for downsizing, rightsizing and client-server applications development and runs the authorized regional training center for Magic. In 1996, VSI became the exclusive North American distributor of CybercallTM, a call center solution for the Internet that allows companies to establish virtual call centers through their World Wide Web sites. VSI also distributes MulticallTM, an interactive voice response product that offers a cost-effective solution for CTI (computer telephony integration) technology.

         In 1996, approximately 83 percent of VSI sales were derived from consulting activities, 15 percent from product sales and 2 percent from training activities. In 1995, approximately 74 percent of VSI sales were derived from consulting activities, 23 percent from product sales and 3 percent from training activities. In 1994, approximately 69 percent of VSI sales were derived from consulting activities, 26 percent from product sales and 5 percent from training activities.

Competition

VSI is one of many companies offering solutions to the information needs of businesses both locally and regionally. Because of the rapid pace of technological improvements and new software development, VSI operates in a highly competitive climate.

Employees

VSI employed 14 individuals at December 31, 1996.

Backlog

Backlog for VSI product sales is low, since most product is in stock or direct shipped to customers from the supplier.


                                 Venturian Corp.

Employees

Venturian Corp. employed 3 individuals at December 31, 1996.


Item 2. Properties

The Company's corporate offices consist of approximately 19,000 square feet located in a 386,000 square foot industrial plant building acquired by the Company in 1994. These offices are principally used in Napco's sales and administrative activities. The building is constructed of steel frame, block and brick. The building is a multi-tenant building with twenty-seven additional tenants presently occupying space. Although the property is presently for sale, management expects that it will continue to lease its office space from the buyer. The property contains industrial contaminants and must be remediated (see
Note 4 to the Consolidated Financial Statements). VSI leases approximately 9,000 square feet of office space in the Company's former headquarters facility.

         The Company is involved in an environmental investigation related to its former office headquarters location, which was sold in 1994. Management has retained a consultant to determine what, if any, remedial action is required at this site. Based upon a 1993 study, the consultant has recommended that no further investigation or remediation at the site is warranted. This recommendation is subject to the approval of the Minnesota Pollution Control Property Transfer Unit.

         Adjacent to the corporate offices is a 123,000 square foot warehouse in which Napco performs receiving, inspection, packaging, shipping, light manufacturing and repair and inventory functions.

         At December 31, 1996, the Company owned approximately 24 acres of land near its corporate office with an average cost of approximately $9,000 per acre.

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


Item 4. Submission of Matters to a Vote of Security Holders

None.


                                     Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Information required by this item has been included in the Company's 1996 Annual Report to Shareholders, incorporated herein by reference. Such information and the related Annual Report caption and page references are: the high and low bid prices of the Company's common stock for the period ended December 31, 1996, under the caption "Quarterly Financial Data," page 22; the number of common stockholders of record as of December 31, 1996, under the caption "Five-Year Financial Summary," page 23; the Company's dividend policy, under the caption "Shareholder Information," page 6; and dividend history information, in the "Five-Year Financial Summary," page 23.

Item 6. Selected Financial Data

Information required by this item has been included in the Company's 1996 Annual Report to Shareholders, incorporated herein by reference under the caption "Five-Year Financial Summary," page 23.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations is contained in the Company's 1996 Annual Report to Shareholders, incorporated herein by reference, pages 2 - 6.


Item 8. Financial Statements and Supplementary Data

The following pages of the Company's 1996 Annual Report to Shareholders are incorporated herein by reference as follows:

(a)  Financial Statements:                                          Page
                                                                   No(s).
         Consolidated Statements of Operations,
         three years ended December 31, 1996                          7

         Consolidated Balance Sheets,
         as of December 31, 1996 and 1995                             8

         Consolidated Statements of Cash Flows,
         three years ended December 31, 1996                          9

         Consolidated Statements of Changes in
         Stockholders' Equity, three years ended
         December 31, 1996                                           10

         Notes to the Consolidated Financial Statements           11-20

         Report of Independent Certified Public Accountants          21

(b)  Supplementary Data:

         Quarterly Financial Data                                    22


Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure

          None.


                                    Part III

Items 10, 11, 12 & 13

Item 10 (Directors and Executive Officers of the Registrant), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management) and Item 13 (Certain Relationships and Related Transactions), constituting Part III of Form 10-K, are incorporated herein by reference to the company's definitive Proxy Statement with respect to its 1997 Meeting of Shareholders, which will be filed not later than 120 days after the close of the fiscal year.


                                     Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on 8-K
-------------------------------------------------------------------
                                                                                             Page
                                                                                             ----
(a)      Financial Statements and Schedules

(1) Financial Statements - See Part II, Item 8 (a) for a complete listing of financial statements incorporated by reference from the company's
         1996 Annual Report to Shareholders

(2)      Financial Statement Schedules

         Report of Independent Certified Public
         Accountants on Schedule                                                              11

         Schedule II         Valuation and Qualifying Accounts, for each of the
                             three years in the period ended December 31, 1996                12

(3) Other schedules are omitted because of the absence of the conditions under which they are required or because the required information is provided in the financial statements or the notes thereto.

(b) No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1996.

(c)      Exhibits                                                                             14

         Exhibit (10.8)
         Amendment No. 1 to 1995 Stock Option Plan and Venturian Corp.
         1995 Stock Option Plan

         Exhibit (13)
         1996 Annual Report to Shareholders, incorporated herein by reference

         Exhibit (21)
         Subsidiaries of the Registrant

         Exhibit (23.1)
         Consent of independent certified public accountants to incorporate by reference on Forms S-8 their report dated February 12, 1997

         Exhibit (27.1)
         Financial Data Schedule



         REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULE


Board of Directors
Venturian Corp.


In connection with our audit of the consolidated financial statements of Venturian Corp. and Subsidiaries referred to in our report dated February 12, 1997 which is included in the Annual Report to shareholders and incorporated by reference, we have also audited Schedule II for each of the three years in the period ended December 31, 1996. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.



                                                          /s/ GRANT THORNTON LLP



Minneapolis, Minnesota
February 12, 1997


                        Venturian Corp. and Subsidiaries

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

                      Three years ended December 31, 1996


              Column A                  Column B              Column C            Column D             Column E
---------------------------------     ------------     ----------------------    -----------          ---------
                                       Balance at      Charged to  Charged to                          Balance
                                      beginning of     costs and     other                             at end
             Description                period          expenses    accounts      Deductions          of period
---------------------------------     ------------     ----------- ----------    -----------          ---------
Allowance for doubtful accounts:

Year ended

December 31, 1994                       $143,000        $136,000        --        $  8,000 (a)        $271,000

Year ended
December 31, 1995                       $271,000        $  5,000        --        $111,000 (a)        $165,000

Year ended
December 31, 1996                       $165,000        $ 91,000        --        $ 60,000 (a)        $196,000

(a)  Write-offs, less recoveries.


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



/s/ Gary B. Rappaport
Gary B. Rappaport
Chairman of the Board, Director, Chief Executive
Officer and President                                March 13, 1997


/s/ Morris M. Sherman
Morris M. Sherman
Director                                             March 13, 1997


/s/ Charles B. Langevin
Charles B. Langevin
Director                                             March 13, 1997


/s/ Anthony S. Cleberg
Anthony S. Cleberg
Director                                             March 13, 1997

/s/ Richard F. McNamara
Richard F. McNamara
Director                                             March 13, 1997



/s/ Mary F. Jensen
Mary F. Jensen
Controller, Treasurer and
Chief Financial Officer                              March 13, 1997