Form 10-Q
period 1997-03-31
VENTURIAN CORP
filed 1997-05-08
CIK 745756

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 1997

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

Yes _X_   No __

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practical date:

                                                Outstanding at May 7, 1997
                                                --------------------------
$1.00 par value common shares                            750,189





                        VENTURIAN CORP. AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX




PART I.  Financial Information



         Item 1.

            Consolidated Condensed Balance Sheets
            March 31, 1997 and December 31, 1996                      3

            Consolidated Condensed Statements of Operations
            Three months ended March 31, 1997 and 1996                4

            Consolidated Condensed Statements of Cash Flows
            Three months ended March 31, 1997 and 1996                5

            Notes to Consolidated Condensed Financial
            Statements                                                6


         Item 2.

            Management's Discussion and Analysis of
            the Results of Operations and Financial Condition         9



PART II. Other information


         Item 6.  Exhibits and Reports on Form 8-K                   15




                        Venturian Corp. and Subsidiaries
                      Consolidated Condensed Balance Sheets
                             (Dollars in thousands)
                                  (Unaudited)

                                                    March 31,  December 31,
                                                      1997        1996
                                                    --------    --------

Current assets
  Cash and cash equivalents                         $    577    $  1,011
  Accounts receivable, less allowance
    for doubtful accounts of $174 in March
    1997 and $196 in December 1996                     5,180       4,254
  Inventories                                          4,587       3,668
  Restricted cash                                         71          65
  Rental real estate held for sale                     2,998       2,898
  Prepaid expenses                                       172         208
                                                    --------    --------

    Total current assets                              13,585      12,104

Property and equipment - at cost
  Buildings and improvements                           1,741       1,741
  Equipment                                            5,670       5,429
                                                    --------    --------
                                                       7,411       7,170
  Less accumulated depreciation and amortization       5,783       5,690
                                                    --------    --------
                                                       1,628       1,480
  Land                                                   314         314
                                                    --------    --------
                                                       1,942       1,794

Other assets                                           4,284       4,155
                                                    --------    --------

                                                    $ 19,811    $ 18,053
                                                    ========    ========

Liabilities and Stockholders' Equity
Current liabilities
  Bank overdraft                                    $    679    $    409
  Notes payable to banks                               2,000         -
  Current maturities of long-term debt                   118         118
  Accounts payable                                     2,467       1,981
  Advances from customers                                178         237
  Accrued liabilities                                  1,307       1,243
  Rental real estate mortgage and related costs        1,104       1,130
                                                    --------    --------

    Total current liabilities                          7,853       5,118

Long-term debt, less current maturities                   93         163

Deferred compensation and postretirement benefits      2,370       2,383

Commitments and contingencies                            -           -

Stockholders' equity
  Common stock - $1 par value                            750         750
  Additional contributed capital                      14,678      14,676
  Accumulated deficit                                 (5,933)     (5,037)
                                                    --------    --------
                                                       9,495      10,389
                                                    --------    --------

                                                    $ 19,811    $ 18,053
                                                    ========    ========


The accompanying notes are an integral part of these statements.




                        Venturian Corp. and Subsidiaries
                 Consolidated Condensed Statements of Operations
                             (Dollars in thousands)
                                   (Unaudited)



                                      Three months ended
                                          March 31,
                                      ------------------
                                       1997        1996
                                      -------    -------

Net sales                             $ 6,743    $ 6,783

Cost of products sold                   4,841      4,693
                                      -------    -------

  Gross profit                          1,902      2,090

Operating expenses
  Sales and marketing                   1,246        653
  Administrative                        1,018        728
  Warehousing                             482        452
                                      -------    -------

    Total operating expenses            2,746      1,833
                                      -------    -------

Operating profit (loss)                  (844)       257

Other income (expense)
  Investment income                         8         21
  Interest expense                        (94)       (94)
  Rental income, net of expenses           25         72
  Other                                     9         23
                                      -------    -------

    Total                                 (52)        22
                                      -------    -------


Earnings (loss) before income taxes      (896)       279

Income tax expense                        -            7
                                      -------    -------


Net earnings (loss)                   $  (896)   $   272
                                      =======    =======


Net earnings (loss) per share         ($ 1.19)   $   .36
                                      =======    =======


The accompanying notes are an integral part of these statements.





                        Venturian Corp. and Subsidiaries
                 Consolidated Condensed Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)




                                                                   Three months ended
                                                                       March 31,
                                                                    1997       1996
                                                                   -------    -------
  Cash flows from operating activities:
    Net earnings (loss)                                            ($  896)   $   272
    Adjustments to reconcile net earnings (loss) to net
      cash provided by (used in) operating activities:
        Depreciation and amortization                                  150        142
        Change in assets and liabilities:
          Accounts receivable                                         (926)       949
          Inventories                                                 (919)       260
          Restricted cash                                               (6)       440
          Prepaid expenses                                              36         63
          Other                                                         10          0
          Bank overdraft                                               270         24
          Accounts payable                                             486       (655)
          Advances from customers                                      (59)      (143)
          Accrued liabilities                                           83       (340)
          Deferred compensation and
            postretirement benefits                                     61         63
          Payments on deferred compensation
           and postretirement benefits                                 (74)       (75)
                                                                   -------    -------
        Total adjustments                                             (888)       728
                                                                   -------    -------
  Net cash provided by (used in) operating activities               (1,784)     1,000

Cash flows from investing activities:
  Purchase of property and equipment                                  (240)       (39)
  Improvements to rental real estate                                  (148)       (48)
  Purchase of other assets                                            (152)      (153)
  Payments received on notes receivable                                  3          4
                                                                   -------    -------

  Net cash used in investing activities                               (537)      (236)

Cash flows from financing activities
  Payments on long-term debt and
    rental real estate mortgage and related costs                     (115)      (102)
  Proceeds from notes payable to bank                                2,000        -
  Proceeds from issuance of common stock                                 2        -
                                                                   -------    -------

  Net cash provided by (used in) financing activities                1,887       (102)
                                                                   -------    -------


Net increase (decrease) in cash and cash equivalents                  (434)       662
Beginning cash and cash equivalents                                  1,011        910
                                                                   -------    -------

Ending cash and cash equivalents                                   $   577    $ 1,572
                                                                   =======    =======

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                                       $    49    $   104
    Income taxes                                                       -            2


The accompanying notes are an integral part of these statements






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

NOTE B - INVENTORIES

         Inventories are stated at the lower of cost or market, principally using the specific identification method. A portion of Napco's inventory is acquired on a speculative basis in varying quantities when it becomes available for purchase. Napco's sales of this inventory may vary from the current period to several years. It is the company's practice to classify this inventory, which totaled $2,283,000 at March 31, 1997 and $1,908,000 at December 31, 1996, with current assets. The company's obsolescence policy requires that purchases of this inventory be written off if not sold after four years. The four year period was selected after a review of customers' historical buying patterns and is reviewed annually to determine whether the period continues to be appropriate.

NOTE C - LINES OF CREDIT

         Napco has an agreement with a bank to provide a $4,000,000 line of credit for international transactions and cash advances. The agreement requires that letters of credit be collateralized 100 percent with a restricted cash balance or, alternatively, the portion of the line available for cash advances may be reduced by the amount outstanding for certain letters of credit. The agreement allows for cash advances of up to 90 percent of the cash surrender value of certain of the company's life insurance policies. The life insurance policies are assigned as collateral on the line of credit. Advances on the line bear interest at one percent over the bank's base rate. At March 31, 1997, approximately $2,726,000 was available for cash advances pursuant to this agreement, of which $2,000,000 was utilized.

Napco has additional lines of credit available for international transactions such as letters of credit and bid, performance and advance payment guarantees on a transaction basis for which restricted cash balances are required.

Letters of credit issued by financial institutions under all lines of credit totaled $71,000 as of March 31, 1997, and were collateralized by a restricted cash balance.


NOTE D - COMMITMENTS AND CONTINGENCIES

         At March 31, 1997, the company had performance and advance payment guarantees outstanding on various sales contracts totaling $406,000. These guarantees were backed by insurance bonds, which do not require cash collateral.

The company has guaranteed certain indebtedness of Mass Merchandisers, Inc., a former affiliate of Venturian Corp. At March 31, 1997, this indebtedness was $350,000. This indebtedness is secured by a first mortgage lien against certain real estate owned and operated by Mass Merchandisers, Inc., a wholly-owned subsidiary of McKesson Corp.

The company owns rental real estate that contains industrial contaminants and must be remediated. In 1996, the MPCA granted approval of the Phase II Investigation and Review of Remedial Alternatives Report and the Response Action Plan and Remedial Design Report submitted by management's consultant in connection with the environmental remediation of the property. Remediation at the property commenced in 1996 and was completed in Spring 1997, with the exception of a five-year annual groundwater monitoring program which began in December 1996. At March 31, 1997, a liability of approximately $108,000 was included under the caption "Rental real estate mortgage and related costs" as a current liability.


NOTE E - NEW ACCOUNTING PRONOUNCEMENT

         The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which is effective for financial statements issued after December 15, 1997. Early adoption of the new standard is not permitted. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The effect of adopting this new standard has not been determined.

NOTE F - NET EARNINGS (LOSS) PER SHARE

         Net earnings (loss) per share is computed based on the weighted average outstanding common shares and common share equivalents, when dilutive. Weighted average shares outstanding were 749,922 and 747,789 for the three months ended March 31, 1997 and 1996, respectively.




                        VENTURIAN CORP. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                             March 31, 1997 and 1996


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

With respect to Napco International, one of the primary risks relates to its export sales, which could be affected by political decisions by the U.S. government which could prevent future sales to foreign nations or monetary, military or economic conditions in certain countries that may affect sales in such countries. Management believes that these risks are reduced by Napco's wide geographic and product diversification. While historically there has not been a reliance on one single customer, sales to one customer accounted for approximately 22 percent and 49 percent of net sales for the three months ended March 31, 1997 and 1996, respectively. For the years ended December 31, 1996 and 1995, sales to this customer accounted for 32 percent and 38 percent of sales. Other factors such as competition, the potential for labor disputes and interruption in sources of supply also could cause results to differ.

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


RESULTS OF OPERATIONS

Net Sales

Consolidated net sales for the first quarter of 1997 were at approximately the same level as a year ago, totaling $6,743,000 compared with $6,783,000 for the first quarter last year.

Napco sales decreased slightly to $6,477,000 for the first three months of 1997, down from $6,573,000 in the first quarter of 1996 and less than one percent lower than management expectations for the quarter.

Venturian Software first quarter sales of $266,000 increased approximately 27 percent compared with the same period a year ago when sales were $210,000. The increase in Venturian Software sales in 1997 was attributable to stronger product sales during the quarter, which increased to $78,000 in the first quarter of 1997 from $28,000 in the same period last year.


Costs and Expenses

On a consolidated basis, cost of products sold was 71.8 percent of net sales in the first quarter of 1997 compared with 69.2 percent of net sales for the same period a year ago.

For Napco sales, cost of products sold was 74.1 percent of net sales for the first three months of 1997, compared with 71.2 percent for the same period last year. Because Napco markets a wide variety of defense-related items, gross profit margins can vary greatly. Management had expected that cost of products sold would more closely approximate last year's level, however, the shipment of several higher margin items was delayed until the second quarter.

Venturian Software cost of products sold was 16.2 percent of net sales for the first quarter of 1997 and 7.6 percent of net sales a year ago. Venturian Software's cost of products sold as a percent of net sales is low because a significant portion of its sales are derived from consulting revenues and the related payroll costs are included in operating expenses as administrative expense. For the first three months of 1997, the increase in cost of products sold was attributable to a higher proportion of product sales.

First quarter consolidated operating expenses increased significantly to $2,746,000, up $913,000 compared with $1,833,000 for the quarter ended March 31, 1996.

Napco operating expenses totaled $1,892,000 for the first quarter of 1997, an increase of $425,000 compared with operating expenses of $1,467,000 for the same period last year. Napco sales and marketing expenses increased by $348,000 to $900,000 in the first quarter of 1997, up from $552,000 for the first quarter last year. Excluding commission expense of $106,000 and $89,000 for the first quarters of 1997 and 1996, respectively, sales and marketing expense was $794,000 and $463,000 for both periods, respectively. Management had expected that sales and marketing expense would increase approximately $140,000 in comparison to last year's first quarter, primarily due to additions to staff as well as increased travel and advertising costs. However, in addition to these costs, the company also incurred approximately $186,000 higher penalty and rejection costs. Approximately $150,000 of these costs related to a customer rejection on an order for track pads which was shipped during the first quarter of 1997. Napco administrative expenses of $510,000 in the first three months of 1997 were up from $463,000 in last year's first quarter, primarily due to increased occupancy costs (basically higher utilities costs incurred due to the harsh winter) and residual costs incurred in connection with the re-location of the company's headquarters in December/January. Napco warehousing expenses increased to $482,000 in the first quarter of 1997, up from $452,000 in for the same period in 1996, primarily due to overtime costs incurred in connection with one contract substantially completed in the first quarter.

First quarter 1997 operating expenses for Venturian Software of $711,000 were up substantially from $225,000 for the same period last year. Sales and marketing expense increased $245,000 to $346,000 in this year's first quarter from $101,000 for the first three months of 1996, primarily due to costs associated with the positioning of Cybercall(TM) - the award winning computer telephony product. The costs included adding two experienced directors of sales to its staff and successfully participating in the Computer Telephony Expo in Los Angeles in March, where Cybercall again was awarded "Best of Show." Additionally, Cybercall became the official "hyper-link" internet connection to Flatiron Publishing (the host of the Expo). Administrative expenses increased in the first three months of 1997 to $365,000 from $124,000, primarily due to the addition of an executive vice president and administrative support as well as additional programming staff due to increased demand for Magic(TM) consultant services.

Corporate overhead expenses were $143,000 in the first quarter of 1997, compared with $141,000 for the quarter ended March 31, 1996.

Operating Profit

The company reported an $844,000 operating loss for the first quarter of 1997, compared with an operating profit of $257,000 in the first quarter of last year.

Napco reported an operating loss of $213,000 for the first three months of 1997, compared with an operating profit of $429,000 for the same period a year ago. While sales were at nearly the same level as in 1996, higher costs and expenses resulted in an operating loss in 1997.

Venturian Software reported an operating loss of $488,000 in the first quarter of 1997 on continued expenses attributable to the introduction of Cybercall. A year ago, the first quarter operating loss was $31,000.

Other Income (Expense)

Other income includes rental income, net of expenses, of $25,000 and $72,000 for the first quarters of 1997 and 1996, respectively, derived from rental real estate acquired in March 1994. Net rental income decreased in 1997 due to higher utility and maintenance costs associated with the harsh winter and higher depreciation related to building improvements.

Income Taxes

The company did not record a tax benefit for the quarter ended March 31, 1997 because no taxes would have been recoverable from a carryback of the net loss. The company recorded income tax expense of $7,000 for the first quarter of 1996, attributable to alternative minimum tax.

Backlog

Napco's backlog was $23,633,000 at March 31, 1997, including an order for $11,614,000 from the U.S. Army Tank-Automotive and Armaments Command (TACOM) that is currently under protest by one of Napco's competitors. Napco received a stop work order due to the protest in March. On April 30, 1997, Napco was notified that TACOM's request to override the stop work was granted effective April 28, 1997 and that the stop work order was rescinded. While Napco has re-started work on the contract, the U.S. Government General Accounting Office is continuing its evaluation of the competitor's protest and is expected to render it's decision with respect to the protest in mid-June. Excluding the order from the U.S. government, Napco's backlog at the end of the first quarter was $12,019,000. Napco's backlog as of March 31, 1996 was $17,516,000.

Venturian Software's backlog consists primarily of hours in demand for consulting with its clients who are using its MagicTM Software as their development tool. Product backlog is low since orders are shipped from inventory or direct from the company's supplier.


FINANCIAL CONDITION

Liquidity and Capital Resources - Current assets were $13,585,000 and exceeded current liabilities by $5,732,000 at March 31, 1997. The current ratio was 1.7 to one, down from 2.4 to one at the start of the year.

Cash and cash equivalents decreased to $577,000 at March 31, 1997 from $1,011,000 at December 31, 1996. In addition to the net loss for the quarter of $896,000, an additional $929,000 has been used in operations, primarily to fund increases in accounts receivable and inventory. The company has utilized its line of credit to fund these increases.

Napco has an agreement with a bank to provide a $4,000,000 line of credit for international transactions and cash advances. The agreement requires that letters of credit be collateralized 100 percent with a restricted cash balance or, alternatively, the portion of the line available for cash advances may be reduced by the amount outstanding for certain letters of credit. The agreement allows for cash advances of up to 90 percent of the cash surrender value of certain of the company's life insurance policies. The life insurance policies are assigned as collateral on the line of credit. Advances on the line bear interest at one percent over the bank's base rate. At March 31, 1997, approximately $2,726,000 was available for cash advances pursuant to this agreement, of which $2,000,000 was utilized.

Napco has additional lines of credit available for international letters of credit and bid and performance guarantees on a transaction basis for which restricted cash balances are required. Letters of credit issued by financial institutions under all lines of credit totaled $71,000 at March 31, 1997 and were collateralized by a restricted cash balance.

Management believes that its present cash reserves and available credit should be sufficient to fund its operations and to collateralize all international transactions as required. Management has been successful in obtaining insurance bonds with no collateral requirements for certain of its international transactions rather than utilizing its traditional bank lines of credit. The company has additional sources of funds in the form of borrowings against life insurance policies or other assets. However, in order to fund Venturian Software's Cybercall marketing plans and support its anticipated growth, management believes that it will be required to obtain outside financing. Management has engaged an outside consultant to assist with this process.





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



Date:    May 8, 1997