Form 10-Q
period 1997-06-30
VENTURIAN CORP
filed 1997-08-06
CIK 745756

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 1997

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
---  SECURITIES EXCHANGE ACT OF 1934


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

Yes __X__   No ____

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practical date:

                                              Outstanding at August 1, 1997
$1.00 par value common shares                            752,689

                        VENTURIAN CORP. AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX

PART I.       Financial Information


     Item 1.

              Consolidated Condensed Balance Sheets
              June 30, 1997 and December 31, 1996                        3

              Consolidated Condensed Statements of Operations
              Three and six months ended
              June 30, 1997 and 1996                                     4

              Consolidated Condensed Statements of Cash Flows
              Six months ended June 30, 1997 and 1996                    5

              Notes to Consolidated Condensed Financial
              Statements                                                 6


     Item 2.

              Management's Discussion and Analysis of
              the Results of Operations and Financial Condition          9


PART II. Other information


     Item 6.  Exhibits and Reports on Form 8-K                          16

                        Venturian Corp. and Subsidiaries
                      Consolidated Condensed Balance Sheets
                             (Dollars in thousands)
                                   (Unaudited)


                                                       June 30,     December 31,
                                                         1997           1996
                                                       --------     ------------

Current assets
  Cash and cash equivalents                            $    507       $  1,011
  Accounts receivable, less allowance
    for doubtful accounts of $173 in June
    1997 and $196 in December 1996                        4,945          4,254
  Inventories                                             3,663          3,668
  Restricted cash                                            68             65
  Rental real estate held for sale                        2,964          2,898
  Prepaid expenses                                          170            208
                                                       --------       --------

    Total current assets                                 12,317         12,104

Property and equipment - at cost
  Buildings and improvements                              1,741          1,741
  Equipment                                               5,914          5,429
                                                       --------       --------
                                                          7,655          7,170
  Less accumulated depreciation and amortization          5,877          5,690
                                                       --------       --------
                                                          1,778          1,480
  Land                                                      314            314
                                                       --------       --------
                                                          2,092          1,794

Other assets                                              4,025          4,155
                                                       --------       --------

                                                       $ 18,434       $ 18,053
                                                       ========       ========

Liabilities and Stockholders' Equity
Current liabilities
  Bank overdraft                                       $    524       $    409
  Notes payable to banks                                  1,400              -
  Current maturities of long-term debt                      118            118
  Accounts payable                                        2,165          1,981
  Advances from customers                                   235            237
  Accrued liabilities                                     1,278          1,243
  Rental real estate mortgage and related costs           1,022          1,130
                                                       --------       --------

    Total current liabilities                             6,742          5,118

Long-term debt, less current maturities                     189            163

Deferred compensation and postretirement benefits         2,338          2,383

Commitments and contingencies                                 -              -

Stockholders' equity
  Common stock - $1 par value                               753            750
  Additional contributed capital                         14,700         14,676
  Accumulated deficit                                    (6,288)        (5,037)
                                                       --------       --------
                                                          9,165         10,389
                                                       --------       --------

                                                       $ 18,434       $ 18,053
                                                       ========       ========

The accompanying notes are an integral part of these statements.

                        Venturian Corp. and Subsidiaries
                 Consolidated Condensed Statements of Operations
                             (Dollars in thousands)
                                   (Unaudited)

                                               Three months ended            Six months ended
                                                    June 30,                     June 30,
                                             ---------------------       -----------------------
                                               1997         1996           1997           1996
                                             -------       -------       --------       --------
Net sales                                    $ 8,078       $ 7,752       $ 14,821       $ 14,535

Cost of products sold                          5,831         5,727         10,672         10,420
                                             -------       -------       --------       --------

  Gross profit                                 2,247         2,025          4,149          4,115

Operating expenses
  Sales and marketing                          1,125           715          2,371          1,368
  Administrative                               1,096           950          2,114          1,678
  Warehousing                                    410           400            892            852
                                             -------       -------       --------       --------

    Total operating expenses                   2,631         2,065          5,377          3,898
                                             -------       -------       --------       --------

Operating profit (loss)                         (384)          (40)        (1,228)           217

Other income
  Investment income                                3             7             11             28
  Interest expense                              (114)          (80)          (208)          (174)
  Rental income                                  135            81            160            153
  Other                                            5           (12)            14             11
                                             -------       -------       --------       --------

    Total                                         29            (4)           (23)            18
                                             -------       -------       --------       --------


Earnings (loss) before income taxes             (355)          (44)        (1,251)           235

Income tax expense                                 -             -              -              7
                                             -------       -------       --------       --------


Net earnings (loss)                          ($  355)      ($   44)      ($ 1,251)      $    228
                                             =======       =======       ========       ========



Net earnings (loss) per share - primary      $  (.47)      $  (.06)      $  (1.67)      $    .29
                                             =======       =======       ========       ========

Net earnings (loss) per share -
  fully diluted                              $  (.47)      $  (.06)      $  (1.67)      $    .28
                                             =======       =======       ========       ========


The accompanying notes are an integral part of these statements.

                        Venturian Corp. and Subsidiaries
                 Consolidated Condensed Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)

                                                               Six months ended
                                                                   June 30,
                                                              1997         1996
                                                             -------      -----


  Cash flows from operating activities:
    Net earnings (loss)                                     ($1,251)      $ 228
    Adjustments to reconcile net earnings (loss) to net
      cash provided by (used in) operating activities:
        Depreciation and amortization                           304         285
        Issuance of common stock for services                    25           -
        Change in assets and liabilities:
          Accounts receivable                                  (691)        926
          Inventories                                             5           6
          Restricted cash                                        (3)        525
          Prepaid expenses                                       38         103
          Other                                                  10          30
          Bank overdraft                                        115         259
          Accounts payable                                      184        (904)
          Advances from customers                                (2)       (274)
          Accrued liabilities                                    35        (251)
          Deferred compensation and
            postretirement benefits                             116         128
          Payments on deferred compensation
           and postretirement benefits                         (161)       (152)
                                                            -------       -----
        Total adjustments                                       (25)        681
                                                            -------       -----
  Net cash provided by (used in) operating activities        (1,276)        909

Cash flows from investing activities:
  Purchase of property and equipment                           (498)       (229)
  Improvements to rental real estate                           (148)        (48)
  Purchase of other assets                                     (187)       (187)
  Payments received on notes receivable                          65           7
                                                            -------       -----

  Net cash used in investing activities                        (768)       (457)

Cash flows from financing activities
  Payments on long-term debt and
    rental real estate mortgage and related costs              (232)       (164)
  Proceeds from notes payable to bank                         1,400           -
  Proceeds from long-term debt                                  150         115
  Proceeds from insurance policy loans                          220           -
  Payments on insurance policy loans                              -        (750)
  Proceeds from issuance of common stock                          2           -
                                                            -------       -----

  Net cash provided by (used in) financing activities         1,540        (799)
                                                            -------       -----


Net increase (decrease) in cash and cash equivalents           (504)       (347)
Beginning cash and cash equivalents                           1,011         910
                                                            -------       -----

Ending cash and cash equivalents                            $   507       $ 563
                                                            =======       =====

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                                 $   108       $ 148
    Income taxes                                                   1           9


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


NOTE B - INVENTORIES

         Inventories are stated at the lower of cost or market, principally using the specific identification method. A portion of Napco's inventory is acquired on a speculative basis in varying quantities when it becomes available for purchase. Napco's sales of this inventory may vary from the current period to several years. It is the company's practice to classify this inventory, which totaled $2,202,000 at June 30, 1997 and $1,908,000 at December 31, 1996, with current assets. The company's obsolescence policy requires that purchases of this inventory be written off if not sold after four years. The four year period was selected after a review of customers' historical buying patterns and is reviewed annually to determine whether the period continues to be appropriate.


NOTE C - LINES OF CREDIT

         Napco has an agreement with a bank to provide a $4,000,000 line of credit for international transactions and cash advances. The agreement requires that letters of credit be collateralized 100 percent with a restricted cash balance or, alternatively, the portion of the line available for cash advances may be reduced by the amount outstanding for certain letters of credit. The agreement allows for cash advances of up to 90 percent of the cash surrender value of certain of the company's life insurance policies. The life insurance policies are assigned as collateral on the line of credit. Advances on the line bear interest at one percent over the bank's base rate. At June 30, 1997, approximately $2,492,000 was available for cash advances pursuant to this agreement, of which $1,400,000 was utilized.

Napco has additional lines of credit available for international transactions such as letters of credit and bid, performance and advance payment guarantees on a transaction basis for which restricted cash balances are required.

Letters of credit issued by financial institutions under all lines of credit totaled $576,000 as of June 30, 1997, of which $68,000 were collateralized by restricted cash balances.


NOTE D - COMMITMENTS AND CONTINGENCIES

         At June 30, 1997, the company had performance and advance payment guarantees outstanding on various sales contracts totaling $406,000. These guarantees were backed by insurance bonds, which do not require cash collateral.

The company owns rental real estate that contains industrial contaminants and must be remediated. In 1996, the MPCA granted approval of the Phase II Investigation and Review of Remedial Alternatives Report and the Response Action Plan and Remedial Design Report submitted by management's consultant in connection with the environmental remediation of the property. Remediation at the property commenced in 1996, including a five-year annual groundwater monitoring program which began in December. At June 30, 1997, a liability of approximately $71,000 was included under the caption "Rental real estate mortgage and related costs" as a current liability.


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

NOTE F - NET EARNINGS (LOSS) PER SHARE

         Primary earnings (loss) per common and common equivalent share and earnings (loss) per common and common equivalent share assuming full dilution are computed using the weighted average number of common and common equivalent shares outstanding during the period. Common stock equivalents include dilutive stock options using the treasury stock method.

                        VENTURIAN CORP. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                  June 30, 1997

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

With respect to Napco International, one of the primary risks relates to its export sales which could be affected by political decisions by the U.S. government which could prevent future sales to foreign nations or monetary, military or economic conditions in certain countries that may affect sales in such countries. Management believes that these risks are reduced by Napco's wide geographic and product diversification. While historically, there has not been a reliance on one single customer, sales to one customer accounted for approximately 22 percent and 46 percent of net sales for the six months ended June 30, 1997 and 1996, respectively. For the years ended December 31, 1996 and 1995, sales to this customer accounted for 32 percent and 38 percent of sales. Other factors such as competition, the potential for labor disputes and interruption in sources of supply also could cause results to differ.

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

RESULTS OF OPERATIONS

Net Sales

Consolidated net sales totaled $8,078,000 during the second quarter, and were up approximately 4 percent from $7,752,000 in 1996. For the first six months of 1997, consolidated net sales totaled $14,821,000, compared with $14,535,000 for the same period last year.

Napco sales were $7,810,000 and $14,287,000 for the three and six months ended June 30, 1997, compared with sales of $7,539,000 and $14,112,000 for the same periods in 1996, respectively.

Venturian Software sales totaled $268,000 in the second quarter of 1997, compared with sales of $213,000 last year. Six month sales were $534,000 in 1997, up from $423,000 for the same period a year ago. Sales were up both for the quarter and year-to-date due to higher consulting revenues and pilot computer telephony sales.


Costs and Expenses

Cost of products sold on a consolidated basis was 72 percent of net sales for the second quarter of 1997, compared with 74 percent of net sales a year ago. Cost of products sold was 72 percent of net sales for the six months ended June 30, 1997 and 1996.

For the second quarter, cost of products sold for Napco sales was 74 percent of net sales in 1997 and 76 percent of net sales in 1996. Second quarter sales in 1996 included a larger proportion of sales for which the end customer is the U.S. Government, contributing to the higher level of cost of products sold a year ago. These sales typically are at a lower profit margin than other sales. Cost of products sold for Napco sales was 74 percent of net sales for the six months ended June 30, 1997 and 1996, respectively.

Venturian Software cost of products sold is low because a significant portion of its revenues are generated by consulting services, and the related expenses are included in operating expenses as administrative expense. Venturian

Software cost of products sold was 7 and 9 percent of net sales in the second quarter of 1997 and 1996, respectively. Year-to-date, cost of products sold for Venturian Software sales was 12 percent of net sales in 1997, compared with 9 percent of net sales last year.

Consolidated operating expenses for the second quarter of 1997 increased approximately 27 percent to $2,631,000, up from $2,065,000 in 1996. For the first six months of the year, consolidated operating expenses totaled $5,377,000 in 1997, an increase of approximately 38 percent from $3,898,000 for the same period last year.

Napco operating expenses were $1,673,000 for the second quarter of 1997 compared with $1,545,000 for the second quarter of 1996. Napco sales and marketing expenses increased by $173,000 to $773,000 in 1997. Napco sales and marketing expenses were $600,000 in last year's second quarter. Sales and marketing expenses for the quarter were up primarily due to additions to staff made in the second half of 1996 and also due to expected increases in advertising, trade show participation and travel expenses. In addition, commission expense increased during the quarter due to a higher proportion of sales in 1997 that were export sales on which commission is commonly paid. Napco administrative expenses decreased to $490,000 in the second quarter of 1997, from $545,000 for the same period a year ago. Administrative expenses were higher a year ago, primarily due to incentive accruals.

Year-to-date, Napco operating expenses totaled $3,565,000 for the first six months of 1997 and were up $553,000 over operating expenses of $3,012,000 for the first half of 1996. Most of the increase in operating expenses on a year-to-date basis is attributable to higher sales and marketing expenses, which at $1,673,000 are up $521,000 over prior year levels. As previously discussed, these higher expense levels are attributable to staff additions made during the latter half of last year and increased expenditures for advertising, trade show participation and advertising. In addition, during the first quarter of 1997, the company incurred approximately $186,000 of higher penalty and rejection costs.

Operating expenses for Venturian Software increased significantly to $814,000 in the second quarter of 1997 from $287,000 for the same period last year. Venturian Software operating expenses also increased for the comparable six month periods, totaling $1,525,000 in 1997 compared with $512,000 in 1996. Sales and marketing expenses were $352,000 and $698,000 for the quarter and six months in 1997, respectively, up from $115,000 and $216,000 for the quarter and six months last year. Administrative expenses were $462,000 and $827,000 for the second quarter and first six months of 1997, respectively, compared with $172,000 and $296,000 for the same periods a year ago. Higher expenses for both the quarter and year-to-date continue to reflect the investment in the introduction of Cybercall(TM), and to a much lesser extent, the addition of both sales and programming staff in Venturian Software's database division.

Corporate overhead expenses, included in administrative expense, were $144,000 in the second quarter of 1997, down from $233,000 for the same period a year earlier. Year-to-date corporate overhead also decreased to $287,000 in 1997 from $374,000. Lower expense levels in both periods are attributable to reductions in staff.


Operating Profit (Loss)

The company reported operating losses of $384,000 and $1,228,000 for the three and six months ended June 30, 1997. For the same periods in 1996, the company reported an operating loss of $40,000 and an operating profit of $217,000, respectively.

Napco reported an operating profit of $326,000 for the quarter ended June 30, 1997, compared with an operating profit of $287,000 for the same period in 1996. For the first six months of 1997, Napco reported an operating profit of $113,000, compared with year-to-date operating profit of $716,000 for the first half of 1996. Higher expenses resulted in a lower operating profit in 1997 as compared with 1996 for both the quarter and year-to-date periods.

Venturian Software reported operating losses of $566,000 and $1,054,000 for the second quarter and first six months of 1997. In 1996, Venturian Software reported operating losses of $94,000 and $125,000 for the first half of the year. Increased losses in 1997 are primarily the result of expenses incurred in connection with the introduction of Cybercall(TM).


Income Taxes

The company did not record a tax benefit for the quarter and six months ended June 30, 1997 and the quarter ended June 30, 1996 because no taxes would have been recoverable from a carryback of the net loss. The company recorded income tax expense of $7,000 for the six months ended June 30, 1996. While the company had net operating loss carryforwards sufficient to offset tax expense last year, income tax expense for the six months ended June 30, 1996 was attributable to alternative minimum tax.

Backlog

Napco's backlog totaled $23,892,000 at June 30, 1997, up from $15,861,000 at December 31, 1996. The order backlog included an order for $11,614,000 from the U.S. Army Tank-Automotive and Armaments Command (TACOM) that was received by Napco in the first quarter. The award of the contract had been under protest by one of the company's competitors and TACOM had issued a stop-work order on the contract in connection with the protest. Napco reported in June that the protest had been denied by the U.S. General Accounting Office. In early July, the company announced that Napco received an $8.2 million contract from a foreign government for repowering kits for M41 light tanks, bringing Napco's backlog to approximately $32 million. Shipments against the TACOM order are expected to commence in the fourth quarter of 1997 and be completed by mid-1998. Shipments against the $8.2 million contract are expected to begin in the first quarter of 1998 and be completed in the third quarter of next year.

Venturian Software's backlog consists primarily of hours in demand for consulting with its clients who are using its Magic(TM) Software as their development tool. Product backlog is low, since orders are shipped from inventory or direct from the company's supplier upon receipt of the order.

FINANCIAL CONDITION

Liquidity and Capital Resources - Current assets exceeded current liabilities by $5,575,000 at June 30, 1997. The current ratio was 1.8 to one at the end of the second quarter, compared with 2.4 to one at December 31, 1996.

Cash and cash equivalents of $507,000 at June 30, 1997 decreased from $1,011,000 at the end of 1996. Cash used in operations and investing activities has been funded primarily by borrowings against Napco's line of credit and against certain of the company's life insurance policies.

Napco has an agreement with a bank to provide a $4,000,000 line of credit for international transactions and cash advances. The agreement requires that letters of credit be collateralized 100 percent with a restricted cash balance or, alternatively, the portion of the line available for cash advances may be reduced by the amount outstanding for certain letters of credit. The agreement allows for cash advances of up to 90 percent of the cash surrender value of certain of the company's life insurance policies. The life insurance policies are assigned as collateral on the line of credit. Advances on the line bear interest at one percent over the bank's base rate. At June 30, 1997, approximately $2,492,000 was available for cash advances pursuant to this agreement, of which $1,400,000 was utilized.

Napco has additional lines of credit available for international letters of credit and bid and performance guarantees on a transaction basis for which restricted cash balances are required. Letters of credit issued by financial institutions under all lines of credit totaled $576,000 at June 30, 1997, of which $68,000 were collateralized by a restricted cash balance.

Management believes that its present cash reserves should be sufficient to fund its operations and to collateralize all international transactions as required. Management has been successful in obtaining insurance bonds with no collateral requirements for certain of its international transactions rather than utilizing its traditional bank lines of credit. The company has additional sources of funds in the form of borrowing against life insurance policies or other assets. However, in order to fund Venturian Software's Cybercall marketing plans and support its anticipated growth, management believes that it will be required to obtain outside financing. Management has engaged an outside consultant to assist with financing for Venturian Software and is currently engaged in discussions with several potential sources.

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



                                       VENTURIAN CORP.
                                         (Registrant)


                                       By: /s/ Mary F. Jensen
                                           -----------------------
                                           Mary F. Jensen
                                           Chief Financial Officer



Date:  August 6, 1997