Form 10-Q
period 1997-09-30
VENTURIAN CORP
filed 1997-11-13
CIK 745756

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1997

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

Yes __X__   No ____

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practical date:

                                              Outstanding at November 3, 1997
$1.00 par value common shares                            753,089

                        VENTURIAN CORP. AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX



PART I.           Financial Information

         Item 1.

                  Consolidated Condensed Balance Sheets
                  September 30, 1997 and December 31, 1996                    3

                  Consolidated Condensed Statements of Operations
                  Three and nine months ended
                  September 30, 1997 and 1996                                 4

                  Consolidated Condensed Statements of Cash Flows
                  Nine months ended September 30, 1997 and 1996               5

                  Notes to Consolidated Condensed Financial
                  Statements                                                  6


         Item 2.

                  Management's Discussion and Analysis of
                  the Results of Operations and Financial Condition           10


PART II. Other information

         Item 6.  Exhibits and Reports on Form 8-K                            17

                        Venturian Corp. and Subsidiaries
                     Consolidated Condensed Balance Sheets
                             (Dollars in thousands)
                                  (Unaudited)

                                                     September 30,   December 31,
                                                         1997            1996
                                                      ----------      ----------
Current assets
  Cash and cash equivalents                           $      483      $    1,011
  Accounts receivable, less allowance
    for doubtful accounts of $179 in September
    1997 and $196 in December 1996                         3,914           4,254
  Inventories                                              4,443           3,668
  Restricted cash                                             85              65
  Rental real estate held for sale                         2,916           2,898
  Prepaid expenses                                           412             208
                                                      ----------      ----------

    Total current assets                                  12,253          12,104

Property and equipment - at cost
  Buildings and improvements                               1,741           1,741
  Equipment                                                6,199           5,429
                                                      ----------      ----------
                                                           7,940           7,170
  Less accumulated depreciation and amortization           5,975           5,690
                                                      ----------      ----------
                                                           1,965           1,480
  Land                                                       314             314
                                                      ----------      ----------
                                                           2,279           1,794

Other assets                                               4,397           4,155
                                                      ----------      ----------

                                                      $   18,929      $   18,053
                                                      ==========      ==========

Liabilities and Stockholders' Equity
Current liabilities
  Bank overdraft                                      $      422      $      409
  Note payable to bank                                       600            --
  Current maturities of long-term debt                       120             118
  Accounts payable                                         1,868           1,981
  Advances from customers                                    602             237
  Accrued liabilities                                      1,283           1,243
  Rental real estate mortgage and related costs            3,443           1,130
                                                      ----------      ----------

    Total current liabilities                              8,338           5,118

Long-term debt, less current maturities                      411             163

Deferred compensation and postretirement benefits          2,308           2,383

Commitments and contingencies                               --              --

Stockholders' equity
  Common stock - $1 par value                                753             750
  Additional contributed capital                          14,700          14,676
  Accumulated deficit                                     (7,581)         (5,037)
                                                      ----------      ----------
                                                           7,872          10,389
                                                      ----------      ----------

                                                      $   18,929      $   18,053
                                                      ==========      ==========

The accompanying notes are an integral part of these statements.

                        Venturian Corp. and Subsidiaries
                 Consolidated Condensed Statements of Operations
                             (Dollars in thousands)
                                  (Unaudited)

                                                 Three months ended              Nine months ended
                                                   September 30,                   September 30,
                                            --------------------------      --------------------------
                                               1997            1996            1997            1996
                                            ----------      ----------      ----------      ----------
Net sales                                   $    4,714      $    6,820      $   19,535      $   21,355

Cost of products sold                            3,462           4,760          14,134          15,180
                                            ----------      ----------      ----------      ----------

  Gross profit                                   1,252           2,060           5,401           6,175

Operating expenses
  Sales and marketing                            1,092             846           3,463           2,214
  Administrative                                 1,038             862           3,152           2,540
  Warehousing                                      437             417           1,329           1,269
                                            ----------      ----------      ----------      ----------

    Total operating expenses                     2,567           2,125           7,944           6,023
                                            ----------      ----------      ----------      ----------

Operating profit (loss)                         (1,315)            (65)         (2,543)            152

Other income
  Investment income                                  6               8              17              36
  Interest expense                                (130)            (79)           (338)           (253)
  Rental income                                    149             136             309             289
  Other                                             (3)            (97)             11             (86)
                                            ----------      ----------      ----------      ----------

    Total                                           22             (32)             (1)            (14)
                                            ----------      ----------      ----------      ----------

Earnings (loss) before income taxes             (1,293)            (97)         (2,544)            138

Income tax expense                                --              --              --                 7
                                            ----------      ----------      ----------      ----------

Net earnings (loss)                         ($   1,293)     ($      97)     ($   2,544)     $      131
                                            ==========      ==========      ==========      ==========

Net earnings (loss) per share - primary     $    (1.72)     $     (.13)     $    (3.39)     $      .17
                                            ==========      ==========      ==========      ==========

Net earnings (loss) per share -
  fully diluted                             $    (1.72)     $     (.13)     $    (3.39)     $      .16
                                            ==========      ==========      ==========      ==========

The accompanying notes are an integral part of these statements.

                        Venturian Corp. and Subsidiaries
                 Consolidated Condensed Statements of Cash Flows
                             (Dollars in thousands)
                                  (Unaudited)

                                                               Nine months ended
                                                                 September 30,
                                                               1997           1996
                                                            ---------      ---------
  Cash flows from operating activities:
    Net earnings (loss)                                     ($  2,544)     $     131
    Adjustments to reconcile net earnings (loss) to net
      cash provided by (used in) operating activities:
        Depreciation and amortization                             461            428
        Loss on sale of property and equipment                   --               97
        Issuance of common stock for services                      25             17
        Change in assets and liabilities:
          Accounts receivable                                     340          1,828
          Inventories                                            (775)          (332)
          Restricted cash                                         (20)           565
          Prepaid expenses                                       (204)           (40)
          Other                                                    10             50
          Bank overdraft                                           13              1
          Accounts payable                                       (113)        (1,110)
          Advances from customers                                 365           (164)
          Accrued liabilities                                      40           (146)
          Deferred compensation and
            postretirement benefits                               161            193
          Payments on deferred compensation
           and postretirement benefits                           (236)          (227)
                                                            ---------      ---------
        Total adjustments                                          67          1,160
                                                            ---------      ---------
  Net cash provided by (used in) operating activities          (2,477)         1,291

Cash flows from investing activities:
  Purchase of property and equipment                             (771)          (448)
  Improvements to rental real estate                             (161)             0
  Purchase of other assets                                       (256)          (256)
  Proceeds from sale of property and equipment                   --               98
  Payments received on notes receivable                            70             11
                                                            ---------      ---------

  Net cash used in investing activities                        (1,118)          (595)

Cash flows from financing activities
  Payments on long-term debt and
    rental real estate mortgage                                (1,212)          (269)
  Proceeds from real estate mortgage                            3,375           --
  Proceeds from note payable to bank                              600           --
  Proceeds from long-term debt                                    400            115
  Proceeds from life insurance loans                              220           --
  Payments on life insurance loans                               --             (750)
  Proceeds from issuance of common stock                            2           --
  Other                                                          (318)          --
                                                            ---------      ---------

  Net cash provided by (used in) financing activities           3,067           (904)
                                                            ---------      ---------

Net decrease in cash and cash equivalents                        (528)          (208)
Beginning cash and cash equivalents                             1,011            910
                                                            ---------      ---------

Ending cash and cash equivalents                            $     483      $     702
                                                            =========      =========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                                $     151      $     183
    Income taxes                                                    2             21


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


NOTE B - INVENTORIES

         Inventories are stated at the lower of cost or market, principally using the specific identification method. A portion of Napco's inventory is acquired on a speculative basis in varying quantities when it becomes available for purchase. Napco's sales of this inventory may vary from the current period to several years. It is the company's practice to classify this inventory, which totaled $1,931,000 at September 30, 1997 and $1,908,000 at December 31, 1996,
with current assets. The company's obsolescence policy requires that purchases of this inventory be written off if not sold after four years. The four year period was selected after a review of customers' historical buying patterns and is reviewed annually to determine whether the period continues to be appropriate.


NOTE C - LINES OF CREDIT

         Napco has an agreement with a bank to provide a $4,000,000 line of credit for international transactions and cash advances. The agreement requires that letters of credit be collateralized 100 percent with a restricted cash balance or, alternatively, the portion of the line available for cash advances may be reduced by the amount outstanding for certain letters of credit. The agreement allows for cash advances of up to 90 percent of the cash surrender value of certain of the company's life insurance policies. The life insurance policies are assigned as collateral on the line of credit. Advances on the line bear interest at one percent over the bank's base rate. At September 30, 1997, approximately $1,803,000 was available for cash advances pursuant to this agreement, of which $600,000 was utilized.

Napco has additional lines of credit available for international transactions such as letters of credit and bid, performance and advance payment guarantees on a transaction basis for which restricted cash balances are required.

Letters of credit issued by financial institutions under all lines of credit totaled $791,000 as of September 30, 1997, of which $85,000 were collateralized by restricted cash balances.


NOTE D - COMMITMENTS AND CONTINGENCIES

         At September 30, 1997, the company had performance and advance payment guarantees outstanding on various sales contracts totaling $406,000. These guarantees were backed by insurance bonds, which do not require cash collateral.

The company owns rental real estate that contains industrial contaminants and must be remediated. In 1996, the MPCA granted approval of the Phase II Investigation and Review of Remedial Alternatives Report and the Response Action Plan and Remedial Design Report submitted by management's consultant in connection with the environmental remediation of the property. Remediation at the property commenced in 1996, including a five-year annual groundwater monitoring program which began in December. At September 30, 1997, a liability of approximately $68,000 was included under the caption "Rental real estate mortgage and related costs" as a current liability.


NOTE E - RENTAL REAL ESTATE MORTGAGE

         In September 1997, the company refinanced debt related to its rental real estate. The new note payable of $3,375,000 is payable in monthly installments of $26,000, including interest at 8.53 percent per annum, through October 2007. The remaining principal balance of $3,059,000 becomes payable at that time. In addition to the monthly installments of principal and interest, the company is also required to escrow approximately $11,000 monthly for the payment of property taxes and approximately $10,000 monthly for replacement reserves and reserves for tenant improvements and leasing commissions. The note is collateralized by a mortgage on the rental real estate.


NOTE F - JOINT VENTURE AGREEMENT

         In October, the company entered into a joint venture agreement with ATIO Corp. International Inc., a U.S. subsidiary of ATIO Corp. (Pty) Ltd. of South Africa. ATIO will invest $3.5 million in Venturian Software in exchange for a 50 percent interest in the subsidiary. ATIO will also grant an exclusive royalty free license for its AtioCALL suite of computerized telephone automation software to Venturian Software. Upon completion of the transaction, which is in closing stages, the company will own 45 percent of Venturian Software and will begin to account for its investment using the equity method of accounting and will no longer consolidate Venturian Software's results of operations. Venturian Software will change its name to ATIO Corporation USA, Inc. officially after closing. A board representing the two major investors in Venturian Software will govern the venture.

NOTE G - NEW ACCOUNTING PRONOUNCEMENTS

         The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," which is effective for financial statements issued after December 15, 1997. Early adoption of the new standard is not permitted. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

The FASB has also issued SFAS No. 130, "Reporting Comprehensive Income," which requires the company to display an amount representing total comprehensive income, as defined by the statement, as part of the company's basic financial statements. Additionally, SFAS No. 131,

"Disclosures about Segments of an Enterprise and Related Information," requires the company to disclose financial and other information about its business segments, their products and services, geographic areas, sales, profits, assets and other information. These statements are effective for financial statements for periods beginning after December 15, 1997.

The adoption of these statements is not expected to have a material effect on the consolidated financial statements of the company.


NOTE H - NET EARNINGS (LOSS) PER SHARE

         Primary earnings (loss) per common and common equivalent share and earnings (loss) per common and common equivalent share assuming full dilution are computed using the weighted average number of common and common equivalent shares outstanding during the period. Common stock equivalents include dilutive stock options using the treasury stock method.

                        VENTURIAN CORP. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                               September 30, 1997

Forward-looking statements contained in this Report on Form 10-Q (statements which are expressed in terms of belief, expectation or anticipation, or which describe future developments or events) are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by the statements made herein. Investors are cautioned that all forward-looking statements involve risks and uncertainty. Among the factors that could cause actual results to differ materially are the following:

With respect to Napco International, one of the primary risks relates to its export sales which could be affected by political decisions by the U.S. government and foreign governments which could prevent future sales to foreign nations or monetary, military or economic conditions in certain countries that may affect sales in such countries. Management believes that these risks are reduced by Napco's wide geographic and product diversification. While historically, there has not been a reliance on one single customer, sales to one customer accounted for approximately 17 percent and 38 percent of net sales for the nine months ended September 30, 1997 and 1996, respectively. For the years ended December 31, 1996 and 1995, respectively, sales to this customer accounted for 32 percent and 38 percent of sales. Other factors such as competition, the potential for labor disputes and interruption in sources of supply also could cause results to differ.

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

RESULTS OF OPERATIONS

Net Sales

Consolidated net sales for the third quarter were $4,714,000 in 1997, compared with $6,820,000 for the same period last year. Consolidated net sales for the first nine months of the year were $19,535,000, down from $21,355,000 for the first nine months of 1996.

Napco sales decreased $2,079,000 to $4,518,000 in the third quarter of 1997, compared with $6,597,000 for the same period in 1996. Napco sales for the quarter were low, in part due to a protest that was filed by a competitor on the U.S. government award of a $11,614,000 contract to Napco in February. Shipments on the contract, which were originally scheduled to commence during the third quarter, were delayed by the protest and a related stop work order. The protest was denied by the General Accounting Office in June, and shipments are expected to commence in December of 1997. Napco sales were $18,805,000 and $20,709,000 for the nine months ended September 30, 1997 and 1996, respectively.

Venturian Software sales were $196,000 and $730,000 for the third quarter and first nine months of 1997. Sales for the quarter decreased in comparison to the prior year's quarter when sales were $223,000; however, on a year-to-date basis sales are up from $646,000 last year. The decline in quarterly sales is mostly due to lower product sales. On a year-to-date basis, product sales are up 33 percent on new sales attributable to the computer telephony product line, and consulting revenues derived primarily from Venturian Software's database (Magic(TM)) division were up approximately 10 percent over 1996 levels.

Costs and Expenses

Cost of products sold was 73 percent of net sales in the third quarter of 1997 compared with 70 percent of net sales for the same period a year earlier. Year-to-date, cost of products sold was 72 percent of net sales for the first nine months of the year, compared with 71 percent of net sales for the same period in 1996.

For Napco sales, cost of products sold was 76 percent of net sales in the third quarter, compared with 72 percent of net sales in the third quarter of 1996. Cost of products sold for Napco sales was 75 percent and 73 percent of net sales for the nine months ended September 30, 1997 and 1996, respectively.

Venturian Software cost of products sold was 9 percent of net sales in the third quarter of 1997 compared with 14 percent for the third quarter last year. Year-to-date, cost of products sold for Venturian Software sales was 11 percent of net sales for the first nine months of 1997 and 1996. Venturian Software's cost of products sold is lower because a significant portion of its revenues are generated by consulting services, and the related expenses are included in operating expenses as administrative expense. Cost of products sold was higher in the third quarter of 1996 reflecting a larger proportion of product sales last year.

Consolidated operating expenses were $2,567,000 for the third quarter of 1997, compared with operating expenses of $2,125,000 for the same period in 1996. For the nine months, consolidated operating expenses increased to $7,944,000 for the first nine months of this year from $6,023,000 for the same period a year earlier.

Napco operating expenses were $1,587,000 for the third quarter of 1997, decreasing slightly from prior year operating expenses of $1,615,000 for the same period. For the nine months ended September 30, 1997, Napco operating expenses of $5,152,000 have increased $525,000 from $4,627,000 for the first nine months of last year. On a year-to-date basis, higher expense levels have been attributable, in part, to higher payroll and related costs associated with additions to sales and marketing staff in the second half of 1996. Napco has also increased expenses for advertising, trade show participation and travel since the middle of last year.

Third quarter operating expenses for Venturian Software increased significantly, and were $899,000 compared with $362,000 during the third quarter a year ago. Venturian Software operating expenses also were up for the comparable nine month periods, increasing to $2,424,000 in 1997 from $874,000 in 1996. Sales and marketing expenses totaled

$409,000 and $1,107,000 for the third quarter and first nine months in 1997, respectively, up from $168,000 and $384,000 for the same periods last year. Administrative expenses were $490,000 and $1,317,000 for the third quarter and first nine months of 1997, respectively, compared with $194,000 and $490,000 for the same periods in 1996, respectively. Higher expenses for both the quarter and year-to-date continue to reflect the investment in the introduction of Cybercall, and, to a much lesser extent, the addition of both sales and programming staff in Venturian Software's database division.

Corporate overhead expenses, included in administrative expense, totaled $81,000 in the third quarter of 1997, down from $149,000 for the same period a year earlier. Year-to-date corporate overhead also decreased to $368,000 in 1997, compared with $523,000 for the first nine months of this year. Lower expense levels in both periods are attributable to reductions in staff.

Operating Profit (Loss)

The company reported operating losses of $1,315,000 and $2,543,000 for the third quarter and nine months ended September 30, 1997, respectively. The company reported an operating loss of $65,000 for the third quarter of 1996 and an operating profit of $152,000 for the nine months ended September 30, 1996.

Napco reported operating losses of $513,000 and $400,000 for the third quarter and nine months ended September 30, 1997, respectively. A decline in sales as well as increases in costs and expenses contributed to the operating losses for both periods. In 1996, Napco reported operating profit of $254,000 and $970,000 for the same periods, respectively.

Venturian Software reported operating losses of $721,000 and $1,775,000 for the third quarter and first nine months of 1997, respectively. Venturian Software reported an operating loss of $171,000 for the third quarter of 1996 and an operating loss of $296,000 for the first nine months of 1996. Increased losses in 1997 are primarily the result of higher expenses incurred in connection with the introduction of Cybercall. While Venturian Software continued to incur losses in the third quarter, the provisions of a joint venture agreement entered into in October provide that cash advanced by the company to fund such losses after September 1, 1997 will be repaid from the proceeds received under the terms of the agreement (see Note F). The balance of the proceeds from the joint venture will be used to fund the future operations of Venturian Software.

Other Income (Expense)

Interest expense increased to $130,000 in the third quarter of 1997, from $79,000 for the same period last year. Year-to-date, interest expense has increased to $338,000 from $253,000 in 1996. Higher interest reflects the company's increased utilization of credit sources in 1997, including interest expense related to the refinancing of its rental real estate in the third quarter (see Note E).

Other income (expense) for the third quarter of 1996 included a $97,000 loss on the sale of property and equipment.

Income Taxes

The company did not record a tax benefit for the quarter and nine months ended September 30, 1997 and the quarter ended September 30, 1996 because no taxes would have been recoverable from a carryback of the net loss. The company recorded income tax expense of $7,000 for the nine months ended September 30, 1996. While the company had net operating loss carryforwards sufficient to offset current tax expense last year, income tax expense for the nine months ended September 30, 1996 was attributable to alternative minimum tax.

Backlog

Napco's backlog totaled $33,804,000 at September 30, 1997, up from $15,861,000 at December 31, 1996. The backlog included an order for $11,614,000 from the U.S. Army Tank-Automotive and Armaments Command (TACOM) for upgrade kits for the M113 armored personnel carrier that was received by Napco in the first quarter. In early July, the company announced that Napco received an $8.2 million contract from a foreign government for repowering kits for M41 light tanks. Shipments against the TACOM order are expected to commence in December of 1997 and be completed by mid-1998. Shipments against the $8.2 million contract are expected to begin in the first quarter of 1998 and be completed in the third quarter of next year. In October 1997, TACOM exercised an option on the earlier contract to purchase additional kits, bringing the total value of the contract award to $15,988,000.

Venturian Software's backlog consists primarily of hours in demand for consulting with its clients who are using its Magic(TM) Software as their development tool. Product backlog is low, since orders are shipped from inventory or direct from the company's supplier upon receipt of the order.


FINANCIAL CONDITION

Liquidity and Capital Resources - Current assets exceeded current liabilities by $3,915,000 at September 30, 1997. The current ratio was 1.5 to one at the end of the third quarter, compared with 2.4 to one at December 31, 1996.

Cash and cash equivalents of $483,000 at September 30, 1997 decreased from $1,011,000 at the end of 1996. Cash used in operations and investing activities has been funded primarily by borrowings against Napco's line of credit and against certain of the company's life insurance policies as well as through the refinancing of the company's rental real estate during the third quarter of 1997 (See Note E).

Napco has an agreement with a bank to provide a $4,000,000 line of credit for international transactions and cash advances. The agreement requires that letters of credit be collateralized 100 percent with a restricted cash balance or, alternatively, the portion of the line available for cash advances may be reduced by the amount outstanding for certain letters of credit. The agreement allows for cash advances of up to 90 percent of the cash surrender value of certain of the company's life insurance policies. The life insurance policies are assigned as collateral on the line of credit. Advances on the line bear interest at one percent over the bank's base rate. At September 30, 1997, approximately $1,803,000 was available for cash advances pursuant to this agreement, of which $600,000 was utilized.

Napco has additional lines of credit available for international letters of credit and bid and performance guarantees on a transaction basis for which restricted cash balances are required. Letters of credit issued by financial institutions under all lines of credit totaled $791,000 at September 30, 1997, of which $85,000 were collateralized by a restricted cash balance.

Management believes that its present cash reserves should be sufficient to fund its operations and to collateralize all international transactions as required. Management has been successful in obtaining insurance bonds with no collateral requirements for certain of its international transactions rather than utilizing its traditional bank lines of credit. The company has additional sources of funds in the form of borrowing against life insurance policies or other assets. However, in order to fund Venturian Software's Cybercall marketing plans and support its anticipated growth, management determined that outside financing would be required.

In October, the company entered into a joint venture agreement with ATIO Corp. International Inc., a U.S. subsidiary of ATIO Corp. (Pty) Ltd. of South Africa. ATIO will invest $3.5 million in Venturian Software in exchange for a 50 percent interest in the subsidiary. ATIO will also grant an exclusive royalty free license for its AtioCALL suite of computerized telephone automation software to Venturian Software. Upon completion of the transaction, which is in closing stages, the company will own 45 percent of Venturian Software and will begin to account for its investment using the equity method of accounting and will no longer consolidate Venturian Software's results of operations. Venturian Software will change its name to ATIO Corporation USA, Inc. officially after closing. A board representing the two major investors in Venturian Software will govern the venture.

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


                                         VENTURIAN CORP.
                                         ---------------
                                          (Registrant)


                                     By: /s/ Mary F. Jensen
                                         ------------------
                                         Mary F. Jensen
                                         Chief Financial Officer

Date:  November 13, 1997