Form 10-K405
period 1997-12-31
VENTURIAN CORP
filed 1998-03-30
CIK 745756

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              _X_ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                   For the fiscal year ended December 31, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K._X_

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 20, 1998 was $5,384,000.

The number of shares outstanding of each of the registrant's classes of common stock, as of March 20, 1998:

          Class                                    Outstanding at March 20, 1998
          -----                                    -----------------------------
Common stock, $1.00 par value                                753,289

                       Documents Incorporated by Reference
             1997 Annual Report to Shareholders - Part I and Part II
                            Proxy Statement--Part III

                        Venturian Corp. and Subsidiaries

                                    FORM 10-K

                                TABLE OF CONTENTS

                      For the year ended December 31, 1997


         Description                                                           Page
         -----------                                                            ---

Part I
         Item  1.-Business                                                        3
         Item  2.-Properties                                                      7
         Item  3.-Legal Proceedings                                               7
         Item  4.-Submission of Matters to a Vote of Security Holders             7

Part II
         Item  5.-Market for Registrant's Common Equity
                      and Related Stockholder Matters                             8
         Item  6.-Selected Financial Data                                         8
         Item  7.-Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                         8
         Item 7A. Quantitative and Qualitative Disclosures About Market Risk      8
         Item  8.-Financial Statements and Supplementary Data                     9
         Item  9.-Changes in and Disagreements with Accountants
                      on Accounting and Financial Disclosure                      9

Part III
         Item 10.-Directors and Executive Officers of the Registrant             10
         Item 11.-Executive Compensation                                         10
         Item 12.-Security Ownership of Certain
                      Beneficial Owners and Management                           10
         Item 13.-Certain Relationships and Related Transactions                 10

Part IV
         Item 14.-Exhibits, Financial Statement Schedules
                      and Reports on Form 8-K                                    10


                                     Part I



         Forward-looking statements contained throughout this Annual Report on Form 10-K are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by the statements made herein, certain of which are set forth. Investors are cautioned that all forward-looking statements involve risks and uncertainty.


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

         In June 1987, the Company changed its name to Venturian Corp., and formed a subsidiary, Napco International Inc., through which the Company conducts its international marketing and U.S. government business. In October 1992, the Company acquired the capital stock of PC Express, Inc. In July 1995, the Company discontinued operations of PC Express due to continued losses. In January 1993, the Company commenced operations of Venturian Software, Inc. (Venturian Software). In October 1997, the Company entered into a joint venture agreement with Atio Corporation (PTY) Ltd. (Atio PTY) of South Africa and Atio International Corporation, Inc. (Atio International) whereby Atio
International acquired a 50 percent interest in Venturian Software through funding provided by Atio PTY. Venturian Software changed its name to Atio Corporation USA, Inc. (Atio USA) upon completion of the transaction. The operations of the parent corporation, Venturian Corp., consist primarily of investment and management activities.


                            Napco International Inc.

Napco International Inc. ("Napco") is a distribution, manufacturing and service business that sells a broad line of defense-related products to commercial customers, the U.S. government and to foreign governments.

         With respect to factors that could cause Napco results to differ materially from those anticipated by statements made herein, one of the primary risks relates to its export sales, which could be affected by political decisions by the U.S. government, which could prevent future sales to foreign nations, or monetary, military or economic conditions in certain countries that may affect sales in such countries. Management believes that these risks are reduced by Napco's wide geographic and product diversification. While historically there has not been a reliance on one single customer, sales to one customer in the United States accounted for approximately 23 percent, 32 percent and 38 percent of Napco sales for the years ended December 31, 1997, 1996 and 1995. During 1997, sales to one other customer in the United States accounted for 10 percent of Napco sales. Other factors such as competition, the potential for labor disputes and interruption in sources of supply also could cause results to differ.

         Typically, Napco's sales are made in United States currency. However, from time to time Napco may enter into contracts denominated in foreign currency. Napco has sales offices or representatives located in over 60 countries throughout the world. Napco's operations are conducted through its various product divisions and through its subsidiary, International Precision Machining, Inc.

         The Ordnance Division markets replacement parts for most U.S.-made military wheeled and tracked vehicles. Its product line covers a wide variety of items ranging from power train components to tank track. Ordnance Division sales comprised 77.1 percent, 71.4 percent and 82.3 percent of Napco's total sales for the years ended December 31, 1997, 1996 and 1995.

         The Defense Electronics Division designs, manufactures and markets a broad range of tactical military electronics equipment, including VHF FM tactical manpack radios, secure handsets, and active noise reduction intercom systems. Spare parts are supplied for many U.S. manufactured systems at either the component or assembly level. The division also designs and supplies transportable shelters for a variety of applications, such as air traffic control, ground-to-air communications, command air control, electronic warfare or for mobile repair facilities. The Defense Electronics Division's sales comprised 11.4 percent, 9.3 percent and 9.6 percent of Napco's total sales for the years ended December 31, 1997, 1996 and 1995.

         The Tank Automotive Division designs and markets proprietary modernization kits to improve the reliability, maintainability and performance of, and to increase the capabilities of, a wide variety of U.S. military wheeled and tracked vehicles. The division provides technical assistance for the installation and maintenance of these repowering systems as well as continuing parts support. The Tank Automotive Division also supplies new trucks, vans and other wheeled and tracked vehicles for military, medical, industrial and construction applications. Tank Automotive Division sales were 3.1 percent, 11.9 percent and 4.1 percent of Napco's total sales for the years ended December 31, 1997, 1996 and 1995.

         The Special Products Division markets a range of light weapons systems, spare parts and accessories. Sales for the Special Products Division comprised
1.6 percent and 2.5 percent of Napco's total sales for the years ended December 31, 1997 and 1996 and less than one percent of Napco's total sales for the year ended December 31, 1995.

         International Precision Machining, Inc. (IPM), founded in 1992, is a majority-owned subsidiary of Napco. IPM is a machining job shop that provides precision turning and milling services to customer specifications. Sales at IPM, excluding sales to Napco, comprised 6.8 percent, 4.9 percent and 3.7 percent of Napco's total sales for the years ended December 31, 1997, 1996 and 1995.

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

         Substantially all of Napco's foreign shipments are licensed by either the United States Commerce or State Departments.

         Napco's sales by principal geographic area for the last three years were as follows (in thousands):

                                           1997           1996           1995
                                           ----           ----           ----

         United States and Canada       $14,264        $16,461        $14,622
         Europe                           4,595          4,037          5,465
         Far East                         3,974          4,791          2,583
         Mediterranean and Middle East    1,989          1,051            697
         Latin America                    1,910            899            731
         Africa                             117            311              -
                                        -------      ---------      ---------
                                        $26,849        $27,550        $24,098
                                         ======         ======         ======

         During 1997, 1996 and 1995, no sales to customers in foreign countries accounted for more than 10 percent of Napco's sales. In general, the company considers Napco's sales to customers in specific countries to be more relevant than sales to individual foreign customers because the primary risks with respect to its export sales relate to political decisions by the U.S. government, which could prevent sales to foreign nations, or monetary, military or economic conditions in certain countries that may affect sales in such countries.

         Napco's sales in the United States were $13,952,000, $15,795,000 and $14,024,000 in 1997, 1996 and 1995 and consisted primarily of sales to various U.S. government agencies and to a large number of commercial customers. During 1997, 1996 and 1995, sales to one customer in the United States accounted for 23, 32 and 38 percent of Napco sales. During 1997, sales to one other customer in the United States accounted for 10 percent of Napco sales. However, historically, there has not been a reliance on either customer.

Competition

Napco is one of the major independent suppliers of a broad line of parts and components for United States military vehicles and other equipment maintained by foreign governments. Because there are many other suppliers of such parts and components, the pricing of Napco's products is highly competitive.

Backlog

Napco's order backlog totaled $36,687,000 at December 31, 1997, up substantially over backlog levels at the end of each of the prior two years. The order backlog was $15,861,000 and $16,300,000 at December 31, 1996 and 1995. The year-end 1997 backlog increased due to two significant orders booked during the year - a $15.9 million order for 659 upgrade kits for M113 armored personnel carriers for the U.S. Tank-Automotive Armaments Command (TACOM), and an $8.2 million contract for a foreign government for repowering kits for M41 light tanks. Napco shipped 60 kits for the TACOM order in December 1997 and expects to ship substantially all of the remaining kits during 1998 with any balance to be shipped during the first quarter of 1999. Shipments of the repowering kits will be made primarily during the second and third quarters of 1998. Management expects that nearly all of the balance of its backlog will be filled during 1998.

         Napco's business with the U.S. Government is principally comprised of firm fixed price contracts and therefore not subject to renegotiation of profits, nor are they subject to termination at the unilateral election of the U.S. Government.

Employees

Napco employed 125 people at December 31, 1997.



                           Atio Corporation USA, Inc.

In October 1997, the company entered into a joint venture agreement with Atio Corporation (PTY) Ltd. (Atio PTY) of South Africa and Atio International Corporation, Inc. (Atio International) whereby Atio International acquired a 50 percent interest in Venturian Software through funding provided by Atio PTY. Atio PTY's subsidiary (see Note 3 to the Consolidated Financial Statements in the Company's 1997 Annual Report to Shareholders). As a result of this transaction, Venturian Corp. owns 45 percent, Atio International owns 50 percent and Venturian Software's former president owns 5 percent of Venturian Software effective October 1, 1997. Venturian Software changed its name to Atio Corporation USA, Inc. (Atio USA) upon completion of the transaction. As of October 1, 1997, the Company began accounting for its investment in Atio USA under the equity method of accounting. The Company's results of operations include all of the results of Atio USA for the nine months ended September 30, 1997 and for the years ended December 31, 1996 and 1995. The Company's results for the fourth quarter of 1997 include 45 percent of Atio USA's results of operations for the three months ended December 31, 1997, which have been reported under the caption "Equity in losses of unconsolidated subsidiary" in the Company's Statement of Operations for the year ended December 31, 1997.

         Atio USA provides customer contact automation software under the tradename Cybercall(R). Atio USA historically has provided high-technology information services in the Upper Midwest as a value-added dealer of Magic(TM) software, providing primarily consulting services and custom applications development. In 1997, approximately 78 percent of Atio USA sales were derived from consulting activities, 21 percent from product sales and 1 percent from training activities. In 1996, approximately 83 percent of Atio USA sales were derived from consulting activities, 15 percent from product sales and 2 percent from training activities. In 1995, approximately 74 percent of Atio USA sales were derived from consulting activities, 23 percent from product sales and 3 percent from training activities.

         With respect to factors that could cause Atio USA results to differ materially from those anticipated by statements made herein, Atio USA is one of many companies offering web-based call center solutions to customers nationwide. Because of the rapid growth in this market as well as the pace of technological improvements and new software development, competition could result in substantial risk. The ability to hire and retain competent personnel within the computer telephony industry also provides an element of risk.

                                 Venturian Corp.

Employees

Venturian Corp. employed 4 individuals at December 31, 1997.


Item 2. Properties

The Company's corporate offices consist of approximately 19,000 square feet located in a 386,000 square foot industrial plant building acquired by the Company in 1994. These offices are principally used in Napco's sales and administrative activities. The building is constructed of steel frame, block and brick. The building is a multi-tenant building with twenty-seven additional tenants presently occupying space. The property contains industrial contaminants which are being remediated (see Note 5 to the Consolidated Financial Statements in the Company's 1997 Annual Report to Shareholders). During 1997, the Company formed, and transferred the rental real estate to, its wholly-owned subsidiary, Hopkins Tech Center LLC. The Company also refinanced debt related to the rental real estate. The new note payable is payable in monthly installments, including interest of 8.53 percent per annum, through October 2007, with the remaining balance due at that time. In addition to the monthly installments of principal and interest, the Company is also required to escrow amounts for the payment of property taxes and certain other operating expenses.

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

         Adjacent to the corporate offices is a 123,000 square foot warehouse in which Napco performs receiving, inspection, packaging, shipping, light manufacturing and repair and inventory functions. In addition, Napco has an arrangement with a subcontractor to provide warehousing and packaging services related to a significant contract with the U.S. Tank-Automotive Armaments Command (see Item 1. Backlog).

         The Company believes that its facilities, including its arrangements with subcontractors, as well as its machinery and equipment, are more than adequate for its current volume. The Company is continually re-evaluating the adequacy of its facilities.


Item 3. Legal Proceedings

None.


Item 4. Submission of Matters to a Vote of Security Holders

None.

                                     Part II

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters

Information required by this item has been included in the Company's 1997 Annual Report to Shareholders, incorporated herein by reference. Such information and the related Annual Report caption and page references are: the high and low bid prices of the Company's common stock for the period ended December 31, 1997, under the caption "Quarterly Financial Data," page 23; the number of common stockholders of record as of December 31, 1997, under the caption "Five-Year Financial Summary," page 24; the Company's dividend policy, under the caption "Shareholder Information," page 7; and dividend history information, in the "Five-Year Financial Summary," page 24.

Item 6. Selected Financial Data

Information required by this item has been included in the Company's 1997 Annual Report to Shareholders, incorporated herein by reference under the caption "Five-Year Financial Summary," page 24.

Item 7. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations is contained in the Company's 1997 Annual Report to Shareholders, incorporated herein by reference, pages 2 - 7.

Item 7A. Quantitative and Qualitive Disclosures About Market Risk

         None.

Item 8. Financial Statements and Supplementary Data

The following pages of the Company's 1997 Annual Report to Shareholders are incorporated herein by reference as follows:

(a)  Financial Statements:                                             Page
                                                                       No(s).
         Consolidated Statements of Operations,
         three years ended December 31, 1997                            8

         Consolidated Balance Sheets,
         as of December 31, 1997 and 1996                               9

         Consolidated Statements of Cash Flows,
         three years ended December 31, 1997                           10

         Consolidated Statements of Changes in
         Shareholders' Equity, three years ended
         December 31, 1997                                             11

         Notes to the Consolidated Financial Statements               12-21

         Report of Independent Certified Public Accountants            22

(b)  Supplementary Data:

         Quarterly Financial Data                                      23


Item 9.  Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure

          None.

                                    Part III

Items 10, 11, 12 & 13

Item 10 (Directors and Executive Officers of the Registrant), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management) and Item 13 (Certain Relationships and Related Transactions), constituting Part III of Form 10-K, are incorporated herein by reference to the company's definitive Proxy Statement with respect to its 1998 Meeting of Shareholders, which will be filed not later than 120 days after the close of the fiscal year.

                                     Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on 8-K
                                                                      Page
(a)      Financial Statements and Schedules

(1) Financial Statements - See Part II, Item 8 (a) for a complete listing of financial statements incorporated by reference from the company's
         1997 Annual Report to Shareholders

(2)      Financial Statement Schedules

         Report of Independent Certified Public
         Accountants on Schedule                                         12

         Schedule II    Valuation and Qualifying Accounts, for
                        each of the three years in the period
                        ended December 31, 1997                          13

(3) Other schedules are omitted because of the absence of the conditions under which they are required or because the required information is provided in the financial statements or the notes thereto.

(b) The Company filed a report on Form 8-K on December 3, 1997. The Company reported that in October 1997, it had entered into a joint venture agreement with Atio Corporation International, Inc. (Atio International), Atio Corporation
(PTY) Ltd. (Atio PTY), Venturian Software Enterprises, Inc. (VSE) and Mr. Ilan Sharon (Sharon), pursuant to which Atio International acquired 50 percent of the outstanding stock of VSE through funding provided by Atio PTY and VSE changed its name to Atio Corporation USA, Inc. (Atio USA).

The report on Form 8-K included the following unaudited pro forma condensed consolidated financial statements, which set forth for the periods and at the dates indicated, summarized unaudited pro forma condensed consolidated financial information for the Company. The information was derived from the Company's historical consolidated financial statements and notes thereto and reflected (a) the condensed consolidated balance sheet as of September 30, 1997, as if the transactions set forth in the Form 8-K had occurred on September 30, 1997, and
(b) the condensed consolidated results of operations for the nine months ended September 30, 1997 and for the year ended December 31, 1996 as if the transactions set forth in the Form 8-K had occurred on January 1, 1996.

(c)      Exhibits

         Exhibit (13)
         1997 Annual Report to Shareholders, incorporated herein by reference

         Exhibit (21)
         Subsidiaries of the Registrant

         Exhibit (23.1)
         Consent of independent certified public accountants to incorporate by reference to the Registrant's Registration Statements on Form S-8 their report dated February 27, 1998

         Exhibit (99)
         Financial Statements of Atio Corporation USA, Inc.

         Exhibit (27.1)
         Financial Data Schedule

         REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULE


Board of Directors
Venturian Corp.


In connection with our audit of the consolidated financial statements of Venturian Corp. and Subsidiaries referred to in our report dated February 27, 1998 which is included in the Annual Report to shareholders and incorporated by reference, we have also audited Schedule II for each of the three years in the period ended December 31, 1997. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.






                                                /s/ GRANT THORNTON LLP



Minneapolis, Minnesota
February 27, 1998

                        Venturian Corp. and Subsidiaries

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS

                       Three years ended December 31, 1997


           Column A                          Column B                 Column C                Column D        Column E
----------------------------------------- ----------------  ------------------------------- --------------- ---------------
                                             Balance at       Charged to      Charged to                        Balance
                                            beginning of      costs and          other          Deductions      at end
 Description                                   period          expenses        accounts           (a)          of period
----------------------------------------- ----------------  --------------  --------------- --------------- ---------------
 Allowance for doubtful accounts:

 Year ended December 31, 1995               $ 271,000        $  5,000            $ -          $ 111,000       $ 165,000

 Year ended December 31, 1996               $ 165,000        $ 91,000            $ -          $  60,000       $ 196,000

 Year ended December 31, 1997               $ 196,000        $ 43,000            $ -          $  44,000       $ 195,000


 (a) Write-offs, less recoveries.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          By: /s/ Gary B. Rappaport
                               Gary B. Rappaport
                               Chairman of the Board and Chief Executive Officer

         Pursuant to the requirements of the Securites Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Gary B. Rappaport
Gary B. Rappaport
Chairman of the Board, Director and Chief Executive
Officer                                                   March 30, 1998

/s/ Don M. House, Jr.
Don M. House, Jr.
President and Chief
Operating Officer                                         March 30, 1998

/s/ Morris M. Sherman
Morris M. Sherman
Director                                                  March 30, 1998

/s/ Charles B. Langevin
Charles B. Langevin
Director                                                  March 30, 1998

/s/ Stuart B. Utgaard
Stuart B. Utgaard
Director                                                  March 30, 1998

/s/ Richard F. McNamara
Richard F. McNamara
Director                                                  March 30, 1998

/s/ Mary F. Jensen
Mary F. Jensen
Controller, Treasurer and
Chief Financial Officer                                   March 30, 1998