Form 10-Q
period 1998-03-31
VENTURIAN CORP
filed 1998-05-12
CIK 745756

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended March 31, 1998

                                       OR

___   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


                         Commission file number 0-12117


                                 VENTURIAN CORP.
             (Exact name of registrant as specified in its charter)


           Minnesota                                            41-1460782
           ---------                                            ----------
(State or other jurisdication of                          IRS Employer ID Number
incorporation or organziation)

11111 Excelsior Boulevard, Hopkins, MN                            55343
--------------------------------------                            -----
(Address of principal executive offices)                        (Zip code)

Registrant's telephone number,
including area code                                           (612) 931-2500
                                                              --------------

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months and (2) has been subject to the filing requirements for at least the past 90 days.

Yes __X__  No ___

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practical date:

                                              Outstanding at April 30, 1998
                                              -----------------------------
$1.00 par value common shares                            1,129,834

                        VENTURIAN CORP. AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX


PART I.   Financial Information


     Item 1.

            Consolidated Condensed Balance Sheets
            March 31, 1998 and December 31, 1997                            3

            Consolidated Condensed Statements of Operations
            Three months ended
            March 31, 1998 and 1997                                         4

            Consolidated Condensed Statements of Cash Flows
            Three months ended March 31, 1998 and 1997                      5

            Notes to Consolidated Condensed Financial
            Statements                                                      6


     Item 2.

            Management's Discussion and Analysis of
            the Results of Operations and Financial Condition              10



PART II.  Other information


     Item 6.  Exhibits and Reports on Form 8-K                             17

                        Venturian Corp. and Subsidiaries
                     Consolidated Condensed Balance Sheets
                                 (In thousands)
                                  (Unaudited)

                                                        March 31,     December 31,
                                                             1998             1997
                                                        ---------     ------------
Current assets
  Cash and cash equivalents                              $    231         $    473
  Accounts receivable, less allowance
    for doubtful accounts of $219 in March
    1998 and $195 in December 1997                          8,389            6,809
  Inventories                                               8,172            5,421
  Restricted cash                                             160               91
  Prepaid expenses                                            243              451
                                                         --------         --------

    Total current assets                                   17,195           13,245

Property and equipment - at cost
  Buildings and improvements                                1,916            1,916
  Equipment                                                 5,446            5,391
                                                         --------         --------
                                                            7,362            7,307
  Less accumulated depreciation and amortization            5,423            5,331
                                                         --------         --------
                                                            1,939            1,976
  Land                                                        230              230
                                                         --------         --------
                                                            2,169            2,206

Other assets
  Cash surrender value of life insurance, net               3,505            3,884
  Rental real estate, net of depreciation                   2,906            2,943
  Investment in unconsolidated subsidiary                     540            1,040
  Other                                                       579              570
                                                         --------         --------
                                                            7,530            8,437
                                                         --------         --------

                                                         $ 26,894         $ 23,888
                                                         ========         ========

Liabilities and Shareholders' Equity
Current liabilities
  Bank overdraft                                         $    212         $    675
  Notes payable to banks                                    4,900            2,200
  Current maturities of long-term debt                        131              193
  Accounts payable                                          4,161            3,346
  Advances from customers                                     235              482
  Accrued liabilities                                       1,935            1,398
                                                         --------         --------

    Total current liabilities                              11,574            8,294

Long-term debt, less current maturities                     3,891            3,954

Deferred compensation and postretirement benefits           2,256            2,279

Commitments and contingencies                                --               --

Shareholders' equity
  Common stock - $1 par value                               1,130            1,130
  Additional contributed capital                           15,593           15,593
  Accumulated deficit                                      (7,550)          (7,362)
                                                         --------         --------
                                                            9,173            9,361
                                                         --------         --------

                                                         $ 26,894         $ 23,888
                                                         ========         ========

The accompanying notes are an integral part of these statements.

                        Venturian Corp. and Subsidiaries
                Consolidated Condensed Statements of Operations
                 (In thousands, except share and per share data)
                                  (Unaudited)

                                                          Three months ended
                                                               March 31,
                                                    -----------------------------
                                                        1998              1997
                                                    -----------       -----------
Net sales                                           $     7,396       $     6,743

Cost of products sold                                     5,032             4,841
                                                    -----------       -----------

  Gross profit                                            2,364             1,902

Operating expenses
  Sales and marketing                                       942             1,246
  Administrative                                            670             1,018
  Warehousing                                               544               482
                                                    -----------       -----------

    Total operating expenses                              2,156             2,746
                                                    -----------       -----------

Operating profit (loss)                                     208              (844)

Other income (expense)
  Investment income                                           5                 8
  Interest expense                                         (219)              (94)
  Rental income, net of expenses                            118                25
  Gain from life insurance proceeds                         196              --
  Other                                                       4                 9
                                                    -----------       -----------

    Total                                                   104               (52)
                                                    -----------       -----------

Earnings (loss) before income taxes and
 equity in losses of unconsolidated subsidiary              312              (896)

Income taxes                                               --                --
                                                    -----------       -----------

Earnings (loss) before equity
  in losses of unconsolidated subsidiary                    312              (896)

Equity in losses of unconsolidated subsidiary              (500)             --
                                                    -----------       -----------

Net loss                                            $      (188)      $      (896)
                                                    ===========       ===========

Net loss per share - Basic                          $      (.17)      $      (.80)
                                                    ===========       ===========

Net loss per share - Diluted                        $      (.17)      $      (.80)
                                                    ===========       ===========

Weighted average shares outstanding
  Basic                                               1,129,834         1,124,883
  Diluted                                             1,129,834         1,124,883


The accompanying notes are an integral part of these statements.

                        Venturian Corp. and Subsidiaries
                 Consolidated Condensed Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)

                                                              Three months ended
                                                                   March 31,
                                                             1998             1997
                                                           ---------       ---------
  Cash flows from operating activities:
    Net loss                                               $    (188)      $    (896)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
        Depreciation and amortization                            129             150
        Equity in losses of unconsolidated subsidiary            500            --
        Gain from life insurance proceeds                       (196)           --
        Change in assets and liabilities:
          Accounts receivable                                 (2,113)           (926)
          Inventories                                         (2,218)           (919)
          Restricted cash                                        (69)             (6)
          Prepaid expenses                                       208              36
          Other                                                 --                10
          Bank overdraft                                        (463)            270
          Accounts payable                                       815             486
          Advances from customers                               (247)            (59)
          Accrued liabilities                                    537              83
          Deferred compensation and
            postretirement benefits                               58              61
          Payments on deferred compensation
           and postretirement benefits                           (81)            (74)
                                                           ---------       ---------
        Total adjustments                                     (3,140)           (888)
                                                           ---------       ---------
  Net cash used in operating activities                       (3,328)         (1,784)

Cash flows from investing activities:
  Purchase of property and equipment                             (55)           (240)
  Improvements to rental real estate                            --              (148)
  Purchase of other assets                                      (166)           (152)
  Proceeds from life insurance                                   729            --
  Other                                                            3               3
                                                           ---------       ---------

  Net cash used in investing activities                          511            (537)

Cash flows from financing activities
  Payments on long-term debt                                    (125)           (115)
  Proceeds from line of credit                                 2,700           2,400
  Payments on line of credit                                    --              (400)
  Proceeds from issuance of common stock                        --                 2
                                                           ---------       ---------

  Net cash provided by financing activities                    2,575           1,887
                                                           ---------       ---------


Net decrease in cash and cash equivalents                       (242)           (434)
Beginning cash and cash equivalents                              473           1,011
                                                           ---------       ---------

Ending cash and cash equivalents                           $     231       $     577
                                                           =========       =========

Supplemental disclosures of cash flow information:
 Cash paid during the period
  for:
    Interest                                               $     173       $      49
    Income taxes                                                   2            --


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


NOTE B - INVENTORIES

         Inventories are stated at the lower of cost or market, principally using the specific identification method. A portion of Napco's inventory is acquired on a speculative basis in varying quantities when it becomes available for purchase. Napco's sales of this inventory may vary from the current period to several years. It is the company's practice to classify this inventory, which totaled $1,968,000 at March 31, 1998 and $1,978,000 at December 31, 1997, with current assets. The company's obsolescence policy requires that purchases of this inventory be written off if not sold after four years. The four year period was selected after a review of customers' historical buying patterns and is reviewed annually to determine whether the period continues to be appropriate.


NOTE C - LINES OF CREDIT

         Napco has an agreement with a bank to provide a $4,000,000 line of credit for international transactions and cash advances. The agreement requires that up to $1,000,000 of certain letters of credit be collateralized 100 percent with a restricted cash balance. The agreement also provides for cash or letter of credit advances up to $3,000,000, collateralized by the cash surrender value of certain of the company's life insurance policies. Letters of credit may be issued for up to $1,000,000 against this line, with the balance available for cash advances.

In December 1997, the line of credit was amended to provide for additional working capital advances of up to $3,000,000 through April 30, 1998, collateralized by accounts receivable, inventory, equipment and other property. In May 1998, the bank agreed to extend the term of this amendment through October 31, 1998. The bank has also agreed to provide an additional $2,000,000 in special letter of credit advances, as defined in the agreement, through February 28, 1999.

Advances on the $4,000,000 line of credit bear interest at the bank's base rate and advances on the other lines of credit bear interest at the bank's base rate plus 3/4 percent. At March 31, 1998, approximately $3,130,000 was available for cash and letter of credit advances pursuant to the agreement, as amended. As of March 31, 1998, $4,900,000 in cash advances were outstanding against the line of credit and approximately $970,000 in letter of credit advances were outstanding.

Napco has additional lines of credit available for international transactions such as letters of credit and bid, performance and advance payment guarantees on a transaction basis for which restricted cash balances are required. Letters of credit issued by financial institutions which were collateralized by a restricted cash balance totaled $160,000 as of March 31, 1998.


NOTE D - COMMITMENTS AND CONTINGENCIES

         At March 31, 1998, the company had performance and advance payment guarantees outstanding on various sales contracts totaling $310,000. These guarantees were backed by insurance bonds, which do not require cash collateral.

The company owns rental real estate that contains industrial contaminants and must be remediated. In 1996, the MPCA granted approval of the Phase II Investigation and Review of Remedial Alternatives Report and the Response Action Plan and Remedial Design Report submitted by a consultant retained by the company in connection with the environmental remediation of the property. Remediation recommended by the consultant at the property commenced in 1996 and was completed in 1997 with the exception of a groundwater monitoring program which began in December 1996. An agreement in principle was reached with the MPCA in early 1998, and the company now expects to receive a Certificate of Completion by June 1998 for the property. The Certificate will likely include a Voluntary Response Action Agreement to continue the groundwater monitoring program.


NOTE E - INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

         Atio Corporation USA, Inc. (Atio USA), formerly Venturian Software Enterprises, Inc., provides customer contact automation software under the trade name Cybercall(R).

Prior to October 1997, Atio USA was a 90 percent owned subsidiary of Venturian Corp. and prior to December 1996 was an 80 percent owned subsidiary of Venturian Corp. As a result of a transaction entered into in October 1997, Venturian Corp. owns 45 percent of Atio USA. As of October 1, 1997, Venturian Corp. began accounting for its investment in Atio USA under the equity method of accounting. Venturian Corp. recorded $500,000 of equity in losses of unconsolidated subsidiary for its 45 percent share of Atio USA's losses for the three months ended March 31, 1998.

The following is summarized financial information of Atio USA as of March 31, 1998 and for the three months then ended:

            Current assets                       $  465,000
            Noncurrent assets                       436,000
            Current liabilities                     560,000
            Noncurrent liabilities                  500,000
            Shareholders' deficit                  (159,000)
            Revenues                                168,000
            Net loss                             (1,111,000)

Venturian Corp.'s results of operations include all of the results of Atio USA for the three months ended March 31, 1997.


NOTE F - NEW ACCOUNTING PRONOUNCEMENTS

         During 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," which was required to be adopted in the first quarter of 1998. SFAS No. 130 established standards for the reporting and display an amount representing comprehensive income and its components as part of the company's basic financial statements. Comprehensive income includes certain non-owner changes in equity that currently are excluded from net income. Because the company historically has not experienced transactions that would be included in comprehensive income, the adoption of SFAS No. 130 did not have a material effect on the consolidated financial position, results of operations, or cash flows of the company.

Additionally, the company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective January 1, 1998. SFAS No. 131 requires the company to disclose financial and other information about its business segments, their products and services, geographic areas, sales, profits, assets and other information. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997, however the statement does not need to be applied to interim financial statements in the initial year of application. Comparative information for the interim periods in the initial year of application will be reported in the company's financial statements for interim periods in fiscal 1999.


NOTE G - NET LOSS PER SHARE

         The company's basic net loss per share amounts have been computed by dividing net loss by the weighted average number of outstanding common shares. The company's diluted net loss per share is computed by dividing net loss by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive.

Options to purchase 196,050 and 174,900 shares of common stock with an average exercise price of $4.83 and $4.49 were outstanding for the three months ended March 31, 1998 and 1997, but were not included in the computation of diluted net loss per share because to do so would have been anti-dilutive.


NOTE H - SHAREHOLDERS' EQUITY

         The company's Board of Directors declared a three-for-two stock split on February 24, 1998. The record date for the stock split was April 15, 1998 and the stock split was payable on or about April 30, 1998. The company's share and per share information has been restated to reflect the effects of the three-for two stock split.

                        VENTURIAN CORP. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                             March 31, 1998 and 1997


Forward-looking statements contained in this Report on Form 10-Q are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by the statements made herein, certain of which are set forth herein. Investors are cautioned that all forward-looking statements involve risks and uncertainty. Among the factors that could cause actual results to differ materially are the following:

With respect to Napco International, one of the primary risks relates to its export sales, which could be affected by political decisions by the U.S. government, which could prevent future sales to foreign nations, or monetary, military or economic conditions in certain countries that may affect sales in such countries. Management believes that these risks are reduced by Napco's wide geographic and product diversification. While historically there has not been a reliance on one single customer, sales to one customer accounted for approximately 5 percent and 22 percent of net sales for the three months ended March 31, 1998 and 1997, respectively. For the years ended December 31, 1997 and 1996, sales to this customer accounted for 23 percent and 32 percent of sales. Sales to one other customer accounted for 27 percent of net sales for the three months ended March 31, 1998, but were less than ten percent of net sales for the same period in 1997. For the year ended December 31, 1997, sales to this customer accounted for 10 percent of Napco sales. Other factors such as competition, the potential for labor disputes and interruption in sources of supply also could cause results to differ.

Prior to October 1997, Atio USA was a 90 percent owned subsidiary of Venturian Corp. and prior to December 1996 was an 80 percent owned subsidiary of Venturian Corp. As a result of a transaction entered into in October 1997, Venturian Corp. owns 45 percent of Atio USA. As of October 1, 1997, Venturian Corp. began accounting for its investment in Atio USA under the equity method of accounting. The company's results for the three months ended March 31, 1998 include 45 percent of Atio USA's results of operations which have been reported under the caption "Equity in losses of unconsolidated subsidiary" in the company's Condensed Statement of Operations. The company's results of operations include all of the results of Atio USA for the three months ended March 31, 1997, as follows:

            Net sales                              $ 266,000
            Gross profit                             223,000
            Operating expenses                       711,000
            Operating loss                          (488,000)
            Net loss                               $(493,000)

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



RESULTS OF OPERATIONS

Net Sales

Consolidated net sales totaled $7,396,000 for the first quarter of 1998, compared with $6,743,000 for the same period last year.

Napco sales increased 14 percent to $7,396,000 during the quarter ended March 31, 1998, up from sales of $6,477,000 for the first three months of 1997. Napco sales during the first quarter of 1998 included shipments of approximately $1,456,000, or 60 kits, against a $15.9 million contract with the U.S. Government (see Backlog).

Atio USA sales included in results of operations were $266,000 for the quarter ended March 31, 1997.


Costs and Expenses

On a consolidated basis, cost of products sold was 68.0 percent of net sales in the first quarter of 1998 compared with 71.8 percent of net sales for the first three months of 1997.

For Napco sales, cost of products sold was 68.0 percent of net sales for the first three months of 1998, compared with 74.1 percent for the same period a year ago. Cost of products sold was low due to several factors. Cost of products sold on Ordnance Division shipments of approximately $2.8 million were approximately 67 percent of sales during the first quarter of 1998, compared cost of products sold of 77 percent on sales of approximately $4.1 million during the first quarter of last year. Lower costs for the Ordnance Division were in part a result of a significant decrease in the value of Napco's stock inventory written off during the quarter. In addition, current year sales of generally lower cost stock inventory increased during the first quarter of 1998, and totaled approximately $742,000, compared with $297,000 for the same period last year. Also, Napco's Special Products Division sales were up over the prior year. These sales totaled approximately $800,000 during the first quarter of this year, with cost of products sold of approximately 53 percent. Special Products sales can have lower than average cost of products sold because services provided by Napco's in-country representative may comprise a larger portion of costs and these costs are included in the commission paid to the representative. Lower cost of products sold for these two Napco divisions were offset in part by higher costs related to shipments to the U.S. government.

Atio USA's cost of products sold was 16.2 percent of net sales for the first quarter of 1997.

First quarter consolidated operating expenses decreased to $2,156,000 for the quarter ended March 31, 1998. Consolidated operating expenses were $2,746,000 for the quarter ended March 31, 1997.

Napco operating expenses increased to $1,971,000 for the first quarter of 1998, up from $1,892,000 for the first quarter a year ago.

Napco sales and marketing expenses increased by $42,000 to $942,000 in the first quarter of 1998, up from $900,000 for the first quarter last year. Commission expense included in sales and marketing expense was $278,000, or 3.8 percent of Napco sales for the three months ended March 31, 1998, compared with $106,000, or 1.6 percent of Napco sales for the same period in 1997. Excluding commission expense, sales and marketing expense was $664,000 and $794,000 for the first quarters of 1998 and 1997, respectively. Sales and marketing expenses were higher a year ago due to one-time contract rework costs incurred during the first quarter of approximately $150,000.

Napco administrative expenses totaled $485,000 for the three months ended March 31, 1998, decreasing slightly from $510,000 in last year's first quarter.

Napco warehousing expenses increased to $544,000 in the first quarter of 1998, up from $482,000 for the same period in 1997, primarily due to additional warehousing costs incurred in connection with the $15.9 million U.S. Government contract.

Operating expenses for Atio USA included in results of operations were $711,000 for the three months ended March 31, 1997, including sales and marketing expense of $346,000 and administrative expenses of $365,000.

Corporate overhead expenses were $185,000 in the first quarter of 1998, compared with $143,000 for the quarter ended March 31, 1997. Corporate overhead increased in 1998, primarily due to the addition of a new company president late in the fourth quarter last year.


Operating Profit (Loss)

The company reported an $208,000 operating profit for the first quarter of 1998, compared with an operating loss of $844,000 for the same period a year ago. Operating profit (loss) included operating profit (losses) from Napco and corporate overhead. Operating losses in the first quarter of 1997 also included the operating losses of Atio USA, which were $488,000.

Napco reported an operating profit of $393,000 for the first three months of 1998, compared with an operating loss of $213,000 for the first quarter of 1997. While sales increased approximately 14 percent over prior year levels, contributing to 1998 profitability, a decrease in costs was the primarily reason for the operating profit in this year's first quarter.


Other Income (Expense)

Other income includes rental income, net of expenses, of $118,000 and $25,000 for the first quarters of 1998 and 1997. Net rental income was lower in 1997 due to higher utility and maintenance costs associated with the harsh winter last year.

Other income also included a $196,000 gain from life insurance proceeds during the first quarter of 1998.

Interest expense increased to $219,000 in the first quarter of 1998, from $94,000 for the same period a year ago, due to the refinancing of the company's rental real estate and also due to increased borrowings against the company's line of credit to fund operations.

Income Taxes

The company did not record income tax expense for the quarter ended March 31, 1998 because the company has net operating loss carryforwards which will be utilized to offset current tax expense. The company did not record a tax benefit for the quarter ended March 31, 1997 because no taxes would have been recoverable from a carryback of the net loss.


Equity in Losses of Unconsolidated Subsidiary

The company recorded $500,000 of equity in losses of unconsolidated subsidiary for its 45 percent share of Atio USA's losses for the three months ended March 31, 1998.


Net loss

The company reported a net loss of $188,000 for the first quarter of 1998, compared with a net loss of $896,000 for the same period last year. In 1998, the net loss included the company's 45 percent equity in the losses of Atio USA. For the first quarter of 1997, the net loss included all of the results of operations of Atio USA.


Backlog

Napco's backlog was $35,516,000 at March 31, 1998, compared with $23,633,000 as of the same date last year. The backlog at March includes the balance of a $15.9 million, 659 kit order from the U.S. Tank-Automotive Armaments Command for the upgrade kits for M113 armored personnel carriers. Napco has shipped 120 kits to-date on the order, including 60 kits in the first quarter, and expects to ship substantially all of the remaining kits during 1998, with any balance to be shipped during the first quarter of 1999. The backlog also includes substantially all of an $8.2 million order from a foreign government for repowering kits for M41 light tank. Shipments on this order will be made during the second and third quarters of 1998.



FINANCIAL CONDITION

The company's current ratio was 1.5 to one at March 31, 1998, compared with 1.6 to one at the end of 1997. Long-term debt at March 31, 1998 and December 31, 1997 totaled $3,891,000 and $3,954,000 and was approximately 14 percent and 17 percent of total assets at the end of the quarter and prior year. Cash and cash equivalents at March 31, 1998 decreased to $231,000, compared with $473,000 at December 31, 1997.

Napco has an agreement with a bank to provide a $4,000,000 line of credit for international transactions and cash advances. The agreement requires that up to $1,000,000 of certain letters of credit be collateralized 100 percent with a restricted cash balance. The agreement also provides for cash or letter of credit advances up to $3,000,000, collateralized by the cash surrender value of certain of the company's life insurance policies. Letters of credit may be issued for up to $1,000,000 against this line, with the balance available for cash advances.

In December 1997, the line of credit was amended to provide for additional working capital advances of up to $3,000,000 through April 30, 1998, collateralized by accounts receivable, inventory, equipment and other property. The bank has also agreed to provide an additional $2,000,000 in special letter of credit advances, as defined in the agreement, through February 28, 1999.

Advances on the $4,000,000 line of credit bear interest at the bank's base rate and advances on the other lines of credit bear interest at the bank's base rate plus 3/4 percent. At March 31, 1998, approximately $3,130,000 was available for cash and letter of credit advances pursuant to the agreement, as amended. As of March 31, 1998, $4,900,000 in cash advances were outstanding against the line of credit and approximately $970,000 in letter of credit advances were outstanding.

Napco has additional lines of credit available for international transactions on a transaction basis for which restricted cash balances are required. Letters of credit issued by financial institutions which were collateralized by a restricted cash balance totaled $160,000 as of March 31, 1998.

As of October 1, 1997, the company began accounting for its investment in Atio USA under the equity method of accounting. Proceeds from a joint venture agreement will be used to fund the future operations of Atio USA. However, Atio USA will need additional working capital to fund its future operations. Atio USA is exploring various financing opportunities and is expected to make future capital calls which the company may elect to meet pursuant to the capital call provisions of a shareholders agreement entered into in connection with the joint venture agreement. Should the company elect not to provide additional funding to Atio USA in response to these capital call requirements, its ownership percentage could be diluted based upon capital contributions made by other parties. Management has not determined whether it will fund further capital requirements of Atio USA. There can be no assurance that Atio USA will be able to secure the necessary working capital through external financing or capital calls.

Management believes that the company's present cash reserves and available credit should be sufficient to fund its operations and to collateralize all international transactions. In addition, management has been successful in obtaining insurance bonds with no collateral requirements for certain of its international transactions rather than utilizing its traditional bank lines of credit. The company has additional sources of funds in the form of borrowings against life insurance policies or other non-current assets.

The company's common stock is traded on the Nasdaq Stock Market's National Market. In February 1998, Nasdaq notified the company that it was not in compliance with Nasdaq's new public float requirement which became effective on February 23, 1998. Nasdaq requires a minimum of 750,000 shares not held directly or indirectly by any officer or director and any other person who is the beneficial owner of more than 10 percent of the total shares outstanding. Subsequent to Nasdaq's notification, the company's Board of Directors declared a three-for-two stock split in order to meet the public float requirement. The record date for the stock split was April 15, 1998 and was payable on or about April 30, 1998.

Nasdaq also requires a minimum value of $5,000,000 for the company's public float. As of April 30, 1998 the company met this requirement, however, future changes in market prices and other factors could cause the company not to be in compliance with this requirement. Should this occur, the company would request an extension of time to remedy this deficiency. If the company were unable to receive an extension or could not remedy the deficiency, the company's common stock could be delisted from the National Market and the company would seek inclusion on the Nasdaq SmallCap Market. The company believes it meets, and will continue to meet, the inclusion standards for the Nasdaq SmallCap Market. The company does not believe that listing on the Nasdaq SmallCap Market would have an adverse effect on the price and liquidity of the company's common stock.

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



Date:  May 12, 1998