Form 10-Q
period 1998-06-30
VENTURIAN CORP
filed 1998-08-13
CIK 745756

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1998

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

Yes  _X_   No ___

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practical date:

                                                   Outstanding at July 31, 1998
$1.00 par value common shares                                1,197,081

                        VENTURIAN CORP. AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX



PART I.   Financial Information


     Item 1.

          Consolidated Condensed Balance Sheets
          June 30, 1998 and December 31, 1997                                 3

          Consolidated Condensed Statements of Operations
          Three and six months ended June 30, 1998 and 1997                   4

          Consolidated Condensed Statements of Cash Flows
          Six months ended June 30, 1998 and 1997                             5

          Notes to Consolidated Condensed Financial
          Statements                                                          6


     Item 2.

          Management's Discussion and Analysis of
          the Results of Operations and Financial Condition                  12


PART II.  Other information

     Item 2.  Changes in Securities and Use of Proceeds                      20

     Item 6.  Exhibits and Reports on Form 8-K                               20

                        Venturian Corp. and Subsidiaries
                     Consolidated Condensed Balance Sheets
                                 (In thousands)

                                                          June 30,          December 31,
                                                            1998                1997
                                                         ----------         ----------
                                                         (Unaudited)
Current assets
  Cash and cash equivalents                              $      260         $      473
  Accounts receivable, less allowance
    for doubtful accounts of $250 in June
    1998 and $195 in December 1997                            8,261              6,809
  Inventories                                                 8,542              5,421
  Restricted cash                                             2,238                 91
  Prepaid expenses                                              101                451
                                                         ----------         ----------

    Total current assets                                     19,402             13,245

Property and equipment - at cost
  Buildings and improvements                                  1,916              1,916
  Equipment                                                   5,668              5,391
                                                         ----------         ----------
                                                              7,584              7,307
  Less accumulated depreciation and amortization              5,517              5,331
                                                         ----------         ----------
                                                              2,067              1,976
  Land                                                          230                230
                                                         ----------         ----------
                                                              2,297              2,206

Other assets
  Cash surrender value of life insurance, net                 3,454              3,884
  Rental real estate, net of depreciation                     2,868              2,943
  Investment in unconsolidated subsidiary                        --              1,040
  Other                                                         569                570
                                                         ----------         ----------
                                                              6,891              8,437
                                                         ----------         ----------

                                                         $   28,590         $   23,888
                                                         ==========         ==========

Liabilities and Shareholders' Equity
Current liabilities
  Bank overdraft                                         $      660         $      675
  Notes payable to bank                                       1,650              2,200
  Current maturities of long-term debt                          132                193
  Accounts payable                                            4,428              3,346
  Advances from customers                                     2,225                482
  Accrued liabilities                                         3,594              1,398
                                                         ----------         ----------

    Total current liabilities                                12,689              8,294

Long-term debt, less current maturities                       3,999              3,954

Deferred compensation and postretirement benefits             2,217              2,279

Commitments and contingencies                                    --                 --

Shareholders' equity
  Common stock - $1 par value                                 1,134              1,130
  Additional contributed capital                             15,619             15,593
  Accumulated deficit                                        (7,068)            (7,362)
                                                         ----------         ----------
                                                              9,685              9,361
                                                         ----------         ----------

                                                         $   28,590         $   23,888
                                                         ==========         ==========

        The accompanying notes are an integral part of these statements.

                        Venturian Corp. and Subsidiaries
                Consolidated Condensed Statements of Operations
                 (Dollars in thousands, except per share data)
                                  (Unaudited)

                                                          Three months ended                  Six months ended
                                                               June 30,                            June 30,
                                                    -----------------------------       -----------------------------
                                                        1998              1997              1998              1997
                                                    -----------       -----------       -----------       -----------
Net sales                                           $    12,679       $     8,078       $    20,075       $    14,821

Cost of products sold                                     9,255             5,831            14,287            10,672
                                                    -----------       -----------       -----------       -----------
  Gross profit                                            3,424             2,247             5,788             4,149

Operating expenses
  Sales and marketing                                       869             1,125             1,811             2,371
  Administrative                                          1,018             1,096             1,688             2,114
  Warehousing                                               461               410             1,005               892
                                                    -----------       -----------       -----------       -----------
    Total operating expenses                              2,348             2,631             4,504             5,377
                                                    -----------       -----------       -----------       -----------
Operating profit (loss)                                   1,076              (384)            1,284            (1,228)

Other income (expense)
  Investment income                                          15                 3                20                11
  Foreign currency gain (loss)                                0                 0                 0                 0
  Interest expense                                         (208)             (114)             (427)             (208)
  Rental income                                             174               135               292               160
  Gain from life insurance proceeds                          --                --               196                --
  Other                                                      --                 5                 4                14
                                                    -----------       -----------       -----------       -----------
    Total                                                   (19)               29                85               (23)
                                                    -----------       -----------       -----------       -----------

Earnings (loss) before income taxes and
 equity in losses of unconsolidated subsidiary            1,057              (355)            1,369            (1,251)

Income taxes                                                 35                --                35                --
                                                    -----------       -----------       -----------       -----------

Earnings (loss) before equity
  in losses of unconsolidated subsidiary                  1,022              (355)            1,334            (1,251)

Equity in losses of unconsolidated subsidiary              (540)               --            (1,040)               --
                                                    -----------       -----------       -----------       -----------
Net earnings (loss)                                 $       482       ($      355)      $       294       ($    1,251)
                                                    ===========       ===========       ===========       ===========

Net earnings (loss) per share - Basic               $       .43       $      (.31)      $       .26       ($     1.11)
                                                    ===========       ===========       ===========       ===========
Net earnings (loss) per share - Diluted             $       .41       $      (.31)      $       .25       ($     1.11)
                                                    ===========       ===========       ===========       ===========

Weighted average shares outstanding
  Basic                                               1,132,762         1,127,784         1,131,348         1,126,309
  Diluted                                             1,183,514         1,127,784         1,162,928         1,126,309


        The accompanying notes are an integral part of these statements

                        Venturian Corp. and Subsidiaries
                Consolidated Condensed Statements of Cash Flows
                             (Dollars in thousands)
                                  (Unaudited)

                                                                Six months ended
                                                                     June 30,
                                                                1998            1997
                                                             ---------       ---------
  Cash flows from operating activities:
    Net earnings (loss)                                      $     294       ($  1,251)
    Adjustments to reconcile net earnings (loss) to net
      cash provided by (used in) operating activities:
        Depreciation and amortization                              261             304
        Common stock issued for services                            30              25
        Equity in losses of unconsolidated subsidiary            1,040              --
        Gain from life insurance proceeds                         (196)             --
        Change in assets and liabilities:
          Accounts receivable                                   (1,452)           (691)
          Inventories                                           (3,121)              5
          Restricted cash                                       (2,147)             (3)
          Prepaid expenses                                         350              38
          Other                                                     --              10
          Bank overdraft                                           (15)            115
          Accounts payable                                       1,082             184
          Advances from customers                                1,743              (2)
          Accrued liabilities                                    2,196              35
          Deferred compensation and
            postretirement benefits                                116             116
          Payments on deferred compensation
           and postretirement benefits                            (178)           (161)
                                                             ---------       ---------
        Total adjustments                                         (291)            (25)
                                                             ---------       ---------
  Net cash provided by (used in) operating activities                3          (1,276)

Cash flows from investing activities:
  Purchase of property and equipment                              (277)           (498)
  Improvements to rental real estate                                --            (148)
  Purchase of other assets                                        (207)           (187)
  Proceeds from life insurance                                     828              --
  Other                                                              6              65
                                                             ---------       ---------

  Net cash provided by (used in) investing activities              350            (768)

Cash flows from financing activities
  Payments on long-term debt                                      (176)           (232)
  Proceeds from long-term debt                                     160             150
  Proceeds from line of credit                                   6,450           1,800
  Payments on line of credit                                    (7,000)           (400)
  Proceeds from insurance policy loans                              --             220
  Proceeds from issuance of common stock                            --               2
                                                             ---------       ---------

  Net cash provided by (used in) financing activities             (566)          1,540
                                                             ---------       ---------


Net decrease in cash and cash equivalents                         (213)           (504)
Beginning cash and cash equivalents                                473           1,011
                                                             ---------       ---------

Ending cash and cash equivalents                             $     260       $     507
                                                             =========       =========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                                 $     296       $     108
    Income taxes                                                     2               1


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

NOTE B - INVENTORIES

         Inventories are stated at the lower of cost or market, principally using the specific identification method. A portion of Napco's inventory is acquired on a speculative basis in varying quantities when it becomes available for purchase. Napco's sales of this inventory may vary from the current period to several years. It is the company's practice to classify this inventory, which totaled $2,240,000 at June 30, 1998 and $1,978,000 at December 31, 1997, with current assets. The company's obsolescence policy requires that purchases of this inventory be written off if not sold after four years. The four year period was selected after a review of customers' historical buying patterns and is reviewed annually to determine whether the period continues to be appropriate.

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

Advances on the $4,000,000 line of credit bear interest at the bank's base rate and advances on the other lines of credit bear interest at the bank's base rate plus 3/4 percent. At June 30, 1998, approximately $4,667,000 was available for cash and letter of credit advances pursuant to the agreement, as amended. As of June 30, 1998, $1,650,000 in cash advances were outstanding against the line of credit and approximately $718,000 in letter of credit advances were outstanding. At June 30, 1998, approximately $1,965,000 in letter of credit advances were outstanding on the special letter of credit agreement, which was collateralized by a restricted cash balance.

Napco has additional lines of credit available for international transactions such as letters of credit and bid, performance and advance payment guarantees on a transaction basis for which restricted cash balances are required. Letters of credit issued by financial institutions which were collateralized by a restricted cash balance totaled $273,000 as of June 30, 1998.

NOTE D - COMMITMENTS AND CONTINGENCIES

         At June 30, 1998, the company had performance and advance payment guarantees outstanding on various sales contracts totaling $310,000. These guarantees were backed by insurance bonds, which do not require cash collateral.

The company owns rental real estate that contains industrial contaminants and must be remediated. In 1996, the MPCA granted approval of the Phase II Investigation and Review of Remedial Alternatives Report and the Response Action Plan and Remedial Design Report submitted by a consultant retained by the company in connection with the environmental remediation of the property. Remediation recommended by the consultant at the property commenced in 1996 and was completed in 1997 with the exception of a groundwater monitoring program which began in December 1996. An agreement in principle was reached with the MPCA in early

1998, and the company now expects to receive a Certificate of Completion by September 1998 for the property. The Certificate will likely include a Voluntary Response Action Agreement to continue the groundwater monitoring program.

NOTE E - INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

         Atio Corporation USA, Inc. (Atio USA), formerly Venturian Software Enterprises, Inc., provides customer contact automation software under the trade name Cybercall(R).

Prior to October 1997, Atio USA was a 90 percent owned subsidiary of Venturian Corp. and prior to December 1996 was an 80 percent owned subsidiary of Venturian Corp. As a result of a transaction entered into in October 1997, Venturian Corp. owns 45 percent of Atio USA. As of October 1, 1997, Venturian Corp. began accounting for its investment in Atio USA under the equity method of accounting. For the three and six months ended June 30, 1998, Venturian Corp. recorded $540,000 and $1,040,000 of equity in losses of unconsolidated subsidiary for its 45 percent share of Atio USA's losses and has fully written off its investment in Atio USA.

Atio USA has needed additional working capital to fund its operations, and Atio Corporation International agreed in June 1998 to provide up to $2,400,000 as a loan to provide for the short-term funding requirements of Atio USA. Atio Corporation International has the right to convert any portion of the loan which has been issued to equity in Atio USA at a price of $1.75 per share, upon demand, within one year from the date of the loan. In addition, Atio USA may make future capital calls pursuant to the capital call provisions of a shareholders agreement. Should the company elect not to provide additional funding to Atio USA in response to these capital call requirements, its ownership percentage could be diluted based upon the capital contributions made by other parties. The company's ownership could also be diluted based upon a conversion of any portion of the $2,400,000 loan from Atio International.

The following is summarized financial information of Atio USA as of June 30, 1998 and for the six months then ended:

         Current assets                                      $  363,000
         Noncurrent assets                                      484,000
         Current liabilities                                  1,062,000
         Noncurrent liabilities                                 500,000
         Shareholders' deficit                                 (714,000)
         Revenues                                               219,000
         Net loss                                            (2,361,000)

Venturian Corp.'s results of operations include all of the results of Atio USA for the three and six months ended June 30, 1997.

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

NOTE G - NET EARNINGS (LOSS) PER SHARE

         The company's basic net earnings (loss) per share amounts have been computed by dividing net earnings (loss) by the weighted average number of outstanding common shares. The company's diluted net earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive.

For the three and six months ended June 30, 1998, 50,752 and 31,581 shares of common stock equivalents were included in the computation of diluted net earnings (loss) per share. Options to purchase 41,600 and 46,300 shares of common stock with an average exercise price of $7.74 and $6.47 were outstanding for the three and six months ended June 30, 1998, and options to purchase 173,400 and 174,150 shares of common stock with an average exercise price of $4.52 and $4.51 were outstanding for the three and six months ended June 30, 1997, but were not included in the computation of diluted net loss per share because to do so would have been anti-dilutive.

NOTE H - SHAREHOLDERS' EQUITY

         The company's Board of Directors declared a three-for-two stock split on February 24, 1998. The record date for the stock split was April 15, 1998 and the stock split was effected on April 30, 1998. The company's share and per share information for 1997 has been restated to reflect the effects of the three-for-two stock split.

NOTE I - SUBSEQUENT EVENT

         On July 30, 1998, the company announced that it had closed on a privately negotiated transaction whereby Quarterdeck Equity Partners, Inc. ("Quarterdeck") had purchased 63,005 shares of Venturian Corp. common stock at $7.00 per share and $504,000 of an 11 percent convertible debenture. The debenture is convertible at $8.00 per share into 63,005 shares of common stock, at the option of Quarterdeck, during a period that begins 120 days after the closing date and that ends three years after the closing date. Upon conversion of debenture, Quarterdeck would become a 10 percent holder of Venturian common stock. Upon written request of Quarterdeck, the company has agreed to nominate the president of Quarterdeck to the Board of Directors of the company at the next annual meeting of shareholders of the company. In addition, Gary B. Rappaport, Chairman of the Board of Venturian, has entered into a separate voting agreement whereby he has agreed to vote his shares in support of the Quarterdeck nominee. Quarterdeck has agreed that, for a period of two years neither it nor any of its members or affiliates will purchase any capital stock or other securities or rights to purchase capital stock or other securities of the company without Venturian's prior written consent, provided, however, that Quarterdeck may purchase shares of Venturian's common stock in the open market with a purchase price not in excess of $55,000 in the aggregate; and provided, further, that Quarterdeck may purchase in the open market shares of capital stock or other securities or rights to the extent necessary to maintain its percentage interest in Venturian.

Quarterdeck Equity Partners, Inc. is an affiliate of Quarterdeck Investment Partners, Inc., a Washington D.C. and Los Angeles based investment bank focusing in the global aerospace and defense markets. In June, the company announced that it had retained Quartedeck Investment Partners as its financial adviser in an initiative to become a force in the consolidation of small companies in the global defense industry.

                        VENTURIAN CORP. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                             June 30, 1998 and 1997

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

With respect to Napco International, one of the primary risks relates to its export sales, which could be affected by political decisions by the U.S. government, which could prevent future sales to foreign nations, or monetary, military or economic conditions in certain countries that may affect sales in such countries. Management believes that these risks are reduced by Napco's wide geographic and product diversification. While historically there has not been a reliance on one single customer, sales to one customer accounted for 23 percent and 32 percent of sales for the years ended December 31, 1997 and 1996. Sales to this customer accounted for approximately 2 percent and 3 percent of net sales for the three and six months ended June 30, 1998. Sales to one other customer accounted for 45 percent and 37 percent of net sales for the three and six months ended June 30, 1998. For the year ended December 31, 1997, sales to this customer accounted for 10 percent of Napco sales. Sales to one additional customer accounted for 21 percent and 15 percent for the three and six months ended June 30, 1998. Napco had no sales to this customer for the three and six months ended June 30, 1997. Other factors such as competition, the potential for labor disputes and interruption in sources of supply also could cause results to differ.

Prior to October 1997, Atio USA was a 90 percent owned subsidiary of Venturian Corp. and prior to December 1996 was an 80 percent owned subsidiary of Venturian Corp.

As a result of a of a transaction entered into in October 1997, Venturian Corp. owns 45 percent of Atio USA. As of October 1, 1997, Venturian Corp. began accounting for its investment in Atio USA under the equity method of accounting. The company's results for the three and six months ended June 30, 1998 include 45 percent of Atio USA's results of operations which have been reported under the caption "Equity in losses of unconsolidated subsidiary" in the company's Condensed Statement of Operations. As of June 30, 1998, the company had fully written off its investment in Atio USA.

The company's results of operations include all of the results of Atio USA for the three and six months ended June 30, 1997, as follows:

         Net sales                   $ 268,000              $534,000
         Gross profit                  248,000               471,000
         Operating expenses            814,000             1,525,000
         Operating loss               (566,000)           (1,054,000)
         Net loss                    $(585,000)          $(1,078,000)


RESULTS OF OPERATIONS

Net Sales

Consolidated net sales were $12,679,000 during the second quarter of 1998, compared with $8,078,000 for the same period in 1997. For the first six months of 1998, consolidated net sales were $20,075,000, compared with $14,821,000 for the same period last year.

Napco sales increased to $12,679,000 for the three months ended June 30, 1998, up approximately 62 percent from $7,810,000 for the three months ended June 30 a year ago. For the six months ended June 30, 1998 and 1997, Napco sales were $20,075,000 and $14,287,000. Sales for both the three and six month periods were up significantly due to shipments against two large programs. Sales on Napco's $15.9 million contract with the U.S. Government for M113 upgrade kits totaled approximately $5,339,000 during the second quarter and $6,795,000 for the first six months of this year. Shipments against a contract for repowering kits for the M41 light tank totaled approximately $2,581,000 and $3,079,000 for the same periods.

Atio USA sales included in results of operations were $268,000 and $534,000 for the quarter and six months ended June 30, 1997.

Costs and Expenses

Cost of products sold on a consolidated basis was 73 percent of net sales for the second quarter of 1998, compared with 72 percent of net sales a year ago. Cost of products sold was 71 percent and 72 percent of net sales for the six months ended June 30, 1998 and 1997.

For the second quarter, cost of products sold for Napco sales was approximately 73 percent of net sales in 1998 and 74 percent of net sales in 1997. Cost of products sold for Napco sales was 71 percent and 74 percent of net sales for the six months ended June 30, 1998 and 1997, respectively.

Atio USA cost of products sold was approximately 7 and 12 percent of net sales for the second quarter and first six months of 1997.

Consolidated operating expenses for the second quarter and first six months of 1998 were $2,348,000 and $4,504,000. In 1997, consolidating operating expenses were $2,631,000 and $5,377,000 for the same periods.

Napco operating expenses increased to $2,119,000 for the second quarter of 1998, compared with $1,673,000 for the second quarter of last year. On a year-to-date basis, Napco operating expenses were $4,090,000 in 1998, compared with $3,565,000 in 1997.

Napco sales and marketing expenses increased by $96,000 to $869,000 in this year's second quarter from $773,000 for the same period a year ago. Commission expense included in sales and marketing expense was $97,000, or approximately 1 percent of net sales during the second quarter of 1998, compared with $163,000, or approximately 2 percent of net sales during the second quarter a year ago. Napco pays no commission on either of the two large programs which comprised a significant portion of sales during the second quarter, resulting in the lower level of commission expense during 1998's second quarter. Sales and marketing expenses excluding commission expense increased during this year's second quarter compared with last year, in part due to additions to staff during the latter half of 1997, and also due to higher prototype expenses and bank charges incurred in connection with the large repower program. Napco sales and marketing expenses were $1,811,000 and $1,673,000 for the six months ended June 30, 1998 and 1997.

Napco administrative expenses increased to $789,000 in the second quarter of 1998, from $490,000 for the same period a year ago. Year-to-date administrative expenses were $1,274,000 and $1,000,000 in 1998 and 1997. Administrative expenses were up in the second quarter and year-to-date in 1998, primarily due to incentive accruals.

Napco warehousing expense was $461,000 during the second quarter of 1998, compared with $410,000 for the same period last year. Year-to-date warehousing expenses increased to $1,005,000 in 1998, up from $892,000 for the first half of 1997. Increases during both periods are attributable to higher warehousing costs associated with the large U.S. Government program.

Operating expenses for Atio USA included in results of operations were $814,000 and $1,525,000 for the three and six months ended June 30, 1997.

Corporate overhead expenses, included in administrative expense, were $229,000 in the second quarter of 1998, compared with $144,000 for the same period a year earlier. Year-to-date corporate overhead also increased to $414,000 in 1998 from $287,000 in 1997. Higher expense levels in both periods are mainly attributable to the addition of a new company president late in the fourth quarter of 1997.

Other Income (Expense)

Other income includes rental income, net of expenses, of $174,000 and $135,000 for the second quarters of 1998 and 1997. Year-to-date, rental income, net of expenses, was $292,000 in 1998 and $160,000 in 1997. Net rental income was higher in 1998 due to increased occupancy rates as well as to a decrease in utility and maintenance costs.

Other income also included a $196,000 gain from life insurance proceeds recorded during the first quarter of 1998.

Interest expense increased to $208,000 in the second quarter of 1998, from $135,000 for the same period a year ago. Interest expense was $427,000 for the first half of 1998, compared with $208,000 for the first six months of 1997. The increase in interest expense was due both to the refinancing of the company's rental real estate and also due to increased borrowings against the company's line of credit to fund operations.

Operating Profit (Loss)

The company reported an operating profit of $1,076,000 for the second quarter of 1998, compared with an operating loss of $384,000 for the second quarter last year. Last year, results of operations included the operating losses of Atio USA, which totaled $566,000 for the second quarter. On a year-to-date basis, the company reported an operating profit of $1,284,000, compared with an operating loss of $1,228,000 for the first half of 1997. A year ago, results of operations included the $1,078,000 operating losses of Atio USA through June 30, 1997.

Napco reported an operating profit of $1,305,000 for the quarter ended June 30, 1998, compared with an operating profit of $326,000 for the same period in 1997. For the first six months of 1998, Napco reported an operating profit of $1,698,000, compared with an operating profit of $113,000 reported for the same period last year. Napco operating profits were significantly higher during 1998, primarily due to substantial increases in sales.

Income Taxes

The company recorded income tax expense of $35,000 for the three and six months ended June 30, 1998. While the company had net operating loss carryforwards sufficient to offset tax expense, income tax expense was attributable to alternative minimum tax. The company did not record a tax benefit for the quarter and six months ended June 30, 1997 because no taxes would have been recoverable from a carryback of the net loss.

Equity in Losses of Unconsolidated Subsidiary

The company recorded $540,000 and $1,040,000 of equity in losses of unconsolidated subsidiary for the three and six months ended June 30, 1998. These losses represent the company's 45 percent share of Atio USA's losses for the periods presented. As of June 30, 1998, the company has fully written off its investment in Atio USA.

Net Earnings (Loss)

The company reported net earnings of $482,000 for the second quarter of 1998, compared with a net loss of $355,000 for the same period last year. For the first six months of 1998, the company reported net earnings of $294,000, compared with a net loss of $1,251,000 for the first half of

1997. In 1998, the net earnings (loss) are after deducting the company's 45 percent equity in the losses of Atio USA. In 1997, the net loss included all of the results of operations of Atio USA.

Backlog

Napco's backlog totaled $24,789,000 at June 30, 1998, up from $23,892,000 at June 30, 1997.


FINANCIAL CONDITION

The company's current ratio was 1.5 to one at June 30, 1998, compared with 1.6 to one at the end of 1997. Long-term debt at June 30, 1998 and December 31, 1997 totaled $3,999,000 and $3,954,000 and was approximately 14 percent and 17 percent of total assets at the end of the quarter and prior year. Cash and cash equivalents at June 30, 1998 decreased to $260,000, compared with $473,000 at December 31, 1997.

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

Advances on the $4,000,000 line of credit bear interest at the bank's base rate and advances on the other lines of credit bear interest at the bank's base rate plus 3/4 percent. At June 30, 1998, approximately $4,667,000 was available for cash and letter of credit advances pursuant to the agreement, as amended. As of June 30, 1998, $1,650,000 in cash advances were outstanding against the line of credit and approximately $718,000 in letter of credit advances were outstanding. At June 30, 1998, approximately $1,965,000 in letter of credit advances were outstanding on the special letter of credit agreement, which was collateralized by a restricted cash balance.

Napco has additional lines of credit available for international transactions on a transaction basis for which restricted cash balances are required. Letters of credit issued by financial institutions which were collateralized by a restricted cash balance totaled $273,000 as of June 30, 1998.

As of October 1, 1997, the company began accounting for its 45 percent investment in Atio USA under the equity method of accounting. As of June 30, 1998, the company had fully written off its investment in Atio USA.

Atio USA has needed additional working capital to fund its operations, and Atio Corporation International agreed in June 1998 to provide up to $2,400,000 as a loan to provide for the short-term funding requirements of Atio USA. Atio Corporation International has the right to convert any portion of the loan which has been issued to equity in Atio USA at a price of $1.75 per share, upon demand, within one year from the date of the loan. In addition, Atio USA may make future capital calls which the company may elect to meet pursuant to the capital call provisions of a shareholders agreement. Should the company elect not to provide additional funding to Atio USA in response to these capital call requirements, its ownership percentage could be diluted based upon capital contributions made by other parties. The company's ownership percentage could also be diluted based upon a conversion of any portion of the $2,400,000 loan from Atio Corporation International. Management has not determined whether it will fund further capital requirements of Atio USA. There can be no assurance that Atio USA will be able to secure necessary working capital through external financing or capital calls.

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

The company does not expect Year 200 computer issues to significantly affet its operations. The company is reviewing internally developed programs for compliance and is contacting external software vendors and other suppliers regarding compliance. The company has not yet made an estimate of the costs involved, but does not expect such costs to be material.

The company's common stock is traded on the Nasdaq Stock Market's National Market. In February 1998, Nasdaq notified the company that it was not in compliance with Nasdaq's new public float requirement which became effective on February 23, 1998. Nasdaq requires a minimum of 750,000 shares not held directly or indirectly by any officer or director and any other person who is the beneficial owner of more than 10 percent of the total shares outstanding. Subsequent to Nasdaq's notification, the company's Board of Directors declared a three-for-two stock split in order to meet the public float requirement. The record date for the stock split was April 15, 1998 and was effected on April 30, 1998.

By letter dated July 20, 1998, Nasdaq informed the company that its stock would continue to be listed on the Nasdaq Stock Market's National Market.

                        VENTURIAN CORP. AND SUBSIDIARIES
                                     PART II
                                OTHER INFORMATION


Item 2.  Changes in Securities and Use of Proceeds

         On July 30, 1998, the company announced that it had closed on a privately negotiated transaction whereby Quarterdeck Equity Partners, Inc. ("Quarterdeck") had purchased 63,005 shares of Venturian Corp. common stock at $7.00 per share and $504,000 of an 11 percent convertible debenture. The debenture is convertible at $8.00 per share into 63,005 shares of common stock, at the option of Quarterdeck, during a period that begins 120 days after the closing date and that ends three years after the closing date. Upon conversion of debenture, Quarterdeck would become a 10 percent holder of Venturian common stock. Upon written request of Quarterdeck, the company has agreed to nominate the president of Quarterdeck to the Board of Directors of the company at the next annual meeting of shareholders of the company. In addition, Gary B. Rappaport, Chairman of the Board of Venturian, has entered into a separate voting agreement whereby he has agreed to vote his shares in support of the Quarterdeck nominee. Quarterdeck has agreed that, for a period of two years neither it nor any of its members or affiliates will purchase any capital stock or other securities or rights to purchase capital stock or other securities of the company without Venturian's prior written consent, provided, however, that Quarterdeck may purchase shares of Venturian's common stock in the open market with a purchase price not in excess of $55,000 in the aggregate; and provided, further, that Quarterdeck may purchase in the open market shares of capital stock or other securities or rights to the extent necessary to maintain its percentage interest in Venturian.

Quarterdeck Equity Partners, Inc. is an affiliate of Quarterdeck Investment Partners, Inc., a Washington D.C. and Los Angeles based investment bank focusing in the global aerospace and defense markets. In June, the company announced that it had retained Quartedeck Investment Partners as its financial adviser in an initiative to become a force in the consolidation of small companies in the global defense industry.

The company relied on the exemption from registration contained in Section 4 (2) of the Securities Act of 1933, as amended, since the sale was to only a single, sophisticated investor.


Item 6.  Exhibits and Reports on Form 8-K

     a)  Exhibits

         Exhibit 4. 11% Subordinated Convertible Debenture, dated July 30, 1998 issued to Quarterdeck Public Equities, LLC.

         Exhibit 10.1 Common Stock and Debenture Purchase Agreement, dated July 30, 1998, between Venturian Corp. and Quarterdeck Public Equities, LLC.

         Exhibit 10.2 Voting Agreement, dated July 30, 1998, between Quarterdeck Public Equities, LLC and Gary B. Rappaport.

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



Date:   August 13, 1998