Form 10-Q
period 1998-09-30
VENTURIAN CORP
filed 1998-11-12
CIK 745756

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1998
                                    ------------------

                                       OR

__   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


                         Commission file number 0-12117
                         ------------------------------


                                 VENTURIAN CORP.
                                 ---------------
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

Yes [X]   No [ ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practical date:
                                              Outstanding at October 31, 1998
                                              -------------------------------
$1.00 par value common shares                            1,198,081

                        VENTURIAN CORP. AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX




PART I.           Financial Information



         Item 1.

                  Consolidated Condensed Balance Sheets
                  September 30, 1998 and December 31, 1997                     3

                  Consolidated Condensed Statements of Operations
                  Three and nine months ended
                  September 30, 1998 and 1997                                  4

                  Consolidated Condensed Statements of Cash Flows
                  Nine months ended September 30, 1998 and 1997                5

                  Notes to Consolidated Condensed Financial
                  Statements                                                   6


         Item 2.

                  Management's Discussion and Analysis of
                  the Results of Operations and Financial Condition           11



PART II. Other information

         Item 2.  Changes in Securities and Use of Proceeds                   20

         Item 6.  Exhibits and Reports on Form 8-K                            20

                        Venturian Corp. and Subsidiaries
                      Consolidated Condensed Balance Sheets
                                 (In Thousands)

                                                     September 30,  December 31,
                                                         1998          1997
                                                     ------------   ---------
                                                     (Unaudited)
Current assets
  Cash and cash equivalents                           $    466      $    473
  Accounts receivable, less allowance
    for doubtful accounts of $259 in September
    1998 and $195 in December 1997                       9,787         6,809
  Inventories                                            6,681         5,421
  Restricted cash                                          847            91
  Prepaid expenses                                         216           451
                                                      --------      --------

    Total current assets                                17,997        13,245

Property and equipment - at cost
  Buildings and improvements                             1,916         1,916
  Equipment                                              5,709         5,391
                                                      --------      --------
                                                         7,625         7,307
  Less accumulated depreciation and amortization         5,610         5,331
                                                      --------      --------
                                                         2,015         1,976
  Land                                                     230           230
                                                      --------      --------
                                                         2,245         2,206

Other assets
  Cash surrender value of life insurance, net            3,509         3,884
  Rental real estate, net of depreciation                2,831         2,943
  Investment in unconsolidated subsidiary                 --           1,040
  Other                                                    590           570
                                                      --------      --------
                                                         6,930         8,437
                                                      --------      --------

                                                      $ 27,172      $ 23,888
                                                      ========      ========

Liabilities and Shareholders' Equity
Current liabilities
  Bank overdraft                                      $    497      $    675
  Notes payable to bank                                    800         2,200
  Current maturities of long-term debt                     131           193
  Accounts payable                                       1,397         3,346
  Advances from customers                                1,484           482
  Accrued liabilities                                    5,187         1,398
                                                      --------      --------

    Total current liabilities                            9,496         8,294

Long-term debt, less current maturities                  4,385         3,954

Deferred compensation and postretirement benefits        2,186         2,279

Commitments and contingencies                             --            --

Shareholders' equity
  Common stock - $1 par value                            1,197         1,130
  Additional contributed capital                        15,960        15,593
  Accumulated deficit                                   (6,052)       (7,362)
                                                      --------      --------
                                                        11,105         9,361
                                                      --------      --------

                                                      $ 27,172      $ 23,888
                                                      ========      ========


The accompanying notes are an integral part of these statements.

                        Venturian Corp. and Subsidiaries
                 Consolidated Condensed Statements of Operations
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                        Three months ended                  Nine months ended
                                                           September 30,                      September 30,
                                                   ----------------------------     -----------------------------
                                                       1998             1997            1998             1997
                                                   -----------     ------------      -----------      -----------

Net sales                                          $    12,209      $     4,714      $    32,284      $    19,535

Cost of products sold                                    8,665            3,462           22,952           14,284
                                                   -----------      -----------      -----------      -----------
  Gross profit                                           3,544            1,252            9,332            5,251

Operating expenses
  Sales and marketing                                      837            1,092            2,648            3,313
  Administrative                                         1,120            1,038            2,808            3,152
  Warehousing                                              410              437            1,415            1,329
                                                   -----------      -----------      -----------      -----------
    Total operating expenses                             2,367            2,567            6,871            7,794
                                                   -----------      -----------      -----------      -----------
Operating profit (loss)                                  1,177           (1,315)           2,461           (2,543)

Other income (expense)
  Investment income                                         32                6               52               17
  Interest expense                                        (191)            (130)            (618)            (338)
  Rental income                                            180              149              472              309
  Gain from life insurance proceeds                       --               --                196             --
  Other                                                      2               (3)               6               11
                                                   -----------      -----------      -----------      -----------
    Total                                                   23               22              108               (1)
                                                   -----------      -----------      -----------      -----------

Earnings (loss) before income taxes and
 equity in losses of unconsolidated subsidiary           1,200           (1,293)           2,569           (2,544)

Income taxes                                               184             --                219             --
                                                   -----------      -----------      -----------      -----------

Earnings (loss) before equity
  in losses of unconsolidated subsidiary                 1,016           (1,293)           2,350           (2,544)

Equity in losses of unconsolidated subsidiary             --               --             (1,040)            --
                                                   -----------      -----------      -----------      -----------

Net earnings (loss)                                $     1,016      $    (1,293)     $     1,310      $    (2,544)
                                                   ===========      ===========      ===========      ===========



Net earnings (loss) per share - Basic              $       .85      $     (1.15)     $      1.14      $     (2.26)
                                                   ===========      ===========      ===========      ===========

Net earnings (loss) per share - Diluted            $       .80      $     (1.15)     $      1.09      $     (2.26)
                                                   ===========      ===========      ===========      ===========

Weighted average shares outstanding
  Basic                                              1,197,081        1,129,034        1,153,259        1,127,217
  Diluted                                            1,285,290        1,129,034        1,203,716        1,127,217


The accompanying notes are an integral part of these statements.

                        Venturian Corp. and Subsidiaries
                 Consolidated Condensed Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)

                                                             Nine months ended
                                                                September 30,
                                                              1998       1997
                                                           ---------   --------


  Cash flows from operating activities:
    Net earnings (loss)                                    $  1,310    $(2,544)
    Adjustments to reconcile net earnings (loss) to net
      cash provided by (used in) operating activities:
        Depreciation and amortization                           391        461
        Common stock issued for services                         31         25
        Equity in losses of unconsolidated subsidiary         1,040       --
        Gain from life insurance proceeds                      (196)      --
        Change in assets and liabilities:
          Accounts receivable                                (2,892)       340
          Inventories                                        (1,260)      (775)
          Restricted cash                                      (756)       (20)
          Prepaid expenses                                      149       (204)
          Other                                                --         (308)
          Bank overdraft                                       (178)        13
          Accounts payable                                   (1,949)      (113)
          Advances from customers                             1,002        365
          Accrued liabilities                                 3,789         40
          Deferred compensation and
            postretirement benefits                             180        161
          Payments on deferred compensation
           and postretirement benefits                         (273)      (236)
                                                           --------   --------
        Total adjustments                                      (922)      (251)
                                                           --------   --------
  Net cash provided by (used in) operating activities           388     (2,795)

Cash flows from investing activities:
  Purchase of property and equipment                           (318)      (771)
  Improvements to rental real estate                           --         (161)
  Purchase of other assets                                     (286)      (256)
  Proceeds from life insurance                                  828       --
  Other                                                           9         70
                                                           --------   --------

  Net cash provided by (used in) investing activities           233     (1,118)

Cash flows from financing activities
  Payments on long-term debt                                   (295)    (1,212)
  Proceeds from long-term debt                                  664      3,775
  Proceeds from line of credit                               11,000      6,550
  Payments on line of credit                                (12,400)    (5,950)
  Proceeds from insurance policy loans                         --          220
  Proceeds from issuance of common stock                        403          2
                                                           --------   --------

  Net cash provided by (used in) financing activities          (628)     3,385
                                                           --------   --------


Net decrease in cash and cash equivalents                        (7)      (528)
Beginning cash and cash equivalents                             473      1,011
                                                           --------   --------

Ending cash and cash equivalents                           $    466   $    483
                                                           ========   ========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                               $    434   $    151
    Income taxes                                                 51          2


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

NOTE B - INVENTORIES

         Inventories are stated at the lower of cost or market, principally using the specific identification method. A portion of Napco's inventory is acquired on a speculative basis in varying quantities when it becomes available for purchase. Napco's sales of this inventory may vary from the current period to several years. It is the company's practice to classify this inventory, which totaled $2,111,000 at September 30, 1998 and $1,978,000 at December 31, 1997,
with current assets. The company's obsolescence policy requires that purchases of this inventory be written off if not sold after four years. The four year period was selected after a review of customers' historical buying patterns and is reviewed annually to determine whether the period continues to be appropriate.

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

Advances on the $4,000,000 line of credit bear interest at the bank's base rate and advances on the other lines of credit bear interest at the bank's base rate plus 3/4 percent. At September 30, 1998, approximately $7,351,000 was available for cash and letter of credit advances pursuant to the agreement, as amended. As of September 30, 1998, $800,000 in cash advances were outstanding against the line of credit and approximately $718,000 in letter of credit advances were outstanding. At September 30, 1998, approximately $576,000 in letter of credit advances were outstanding on the special letter of credit agreement, which was collateralized by a restricted cash balance.

Napco has additional lines of credit available for international transactions such as letters of credit and bid, performance and advance payment guarantees on a transaction basis for which restricted cash balances are required. Letters of credit issued by financial institutions which were collateralized by a restricted cash balance totaled $271,000 as of September 30, 1998.

NOTE D - COMMITMENTS AND CONTINGENCIES

         At September 30, 1998, the company had performance and advance payment guarantees outstanding on various sales contracts totaling $310,000. These guarantees were backed by insurance bonds, which do not require cash collateral.

In 1994, the company acquired rental real estate that contained industrial contaminants which were to be remediated by the company. The company received a Certificate of Completion with respect to remediation of this property on October 2, 1998.

NOTE E - INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

         Atio Corporation USA, Inc. (Atio USA), formerly Venturian Software Enterprises, Inc., provides customer contact automation software under the trade name Cybercall(R).

Prior to October 1997, Atio USA was a 90 percent owned subsidiary of Venturian Corp. and prior to December 1996 was an 80 percent owned subsidiary of Venturian Corp. As a result of a transaction entered into in October 1997, Venturian Corp. owns 45 percent of Atio USA. As of October 1, 1997, Venturian Corp. began accounting for its investment in Atio USA under the equity method of accounting. For the nine months ended September 30, 1998, Venturian Corp. recorded $1,040,000 of equity in losses of unconsolidated subsidiary for its 45 percent share of Atio USA's losses and has fully written off its investment in Atio USA.

Atio USA has needed additional working capital to fund its operations, and Atio Corporation International agreed in June 1998 to provide up to $2,400,000 as a loan to provide for the short-term funding requirements of Atio USA. Atio Corporation International has the right to convert any portion of the loan to equity in Atio USA at a price of $1.75 per share, upon demand, within one year from the date of the loan. In addition, Atio USA may make future capital calls pursuant to the capital call provisions of a shareholders agreement. Should the company elect not to provide additional funding to Atio USA in response to these capital call requirements, its ownership percentage could be diluted based upon the capital contributions made by other parties. The company's ownership could also be diluted based upon a conversion of any portion of the $2,400,000 loan from Atio International.

Venturian Corp.'s results of operations include all of the results of Atio USA for the three and nine months ended September 30, 1997.


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

Additionally, the company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective January 1, 1998. SFAS No. 131 requires the company to disclose financial and other information about its business segments, their products and services, geographic areas, sales, profits, assets and other information. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997; however, the statement does not need to be applied to interim financial statements in the initial year of application. Comparative information for the interim periods in the initial year of application will be reported in the company's financial statements for interim periods in fiscal 1999.

NOTE G - NET EARNINGS (LOSS) PER SHARE

         The company's basic net earnings (loss) per share amounts have been computed by dividing net earnings (loss) by the weighted average number of outstanding common shares. The company's diluted net earnings (loss) per share is computed by dividing net earnings (loss), plus the interest expense (net of tax) applicable to convertible debentures in the amount of $8,000 for the three and nine months ended September 30, 1998, by the weighted average number of outstanding common shares and common share equivalents relating to stock options and convertible debentures, when dilutive.

For the three and nine months ended September 30, 1998, 88,209 and 50,457 shares of common stock equivalents were included in the computation of diluted net earnings (loss) per share, including 42,003 and 14,001 shares of common stock equivalents based on the assumed conversion of convertible debentures issued during the third quarter (see Note I). Options to purchase 234,650 and 220,783 shares of common stock with an average exercise price of $5.39 and $5.23 were outstanding for the three and nine months ended September 30, 1998, and options to purchase 92,600 and 61,933 shares of common stock with an average exercise price of $7.03 and $6.78 were outstanding for the three and nine months ended September 30, 1998, but were not included in the computation of diluted net loss per share because to do so would have been anti-dilutive.

NOTE H - SHAREHOLDERS' EQUITY

         The company's Board of Directors declared a three-for-two stock split on February 24, 1998. The record date for the stock split was April 15, 1998 and the stock split was effected on April 30, 1998. The company's share and per share information for 1997 has been restated to reflect the effects of the three-for-two stock split.

NOTE I - PRIVATE PLACEMENT

         On July 30, 1998, the company closed on a privately negotiated transaction whereby Quarterdeck Equity Partners, Inc. ("Quarterdeck") purchased 63,005 shares of Venturian Corp. common stock at $7.00 per share and $504,000 of an 11 percent convertible debenture. The debenture is convertible at $8.00 per share into 63,005 shares of common stock, at the option of Quarterdeck, during a period that begins 120 days after the closing date and that ends three years after the closing date. Upon conversion of debenture, Quarterdeck would become a 10 percent holder of Venturian common stock. Upon written request of Quarterdeck, the company has agreed to nominate the president of Quarterdeck to the Board of Directors of the company at the next annual meeting of shareholders of the company. In addition, Gary B. Rappaport, Chairman of the Board of Venturian, has entered into a separate voting agreement whereby he has agreed to vote his shares in support of the Quarterdeck nominee. Quarterdeck has agreed that, except for the conversion of the debenture, for a period of two years neither it nor any of its members or affiliates will purchase any capital stock or other securities or rights to purchase capital stock or other securities of the company without Venturian's prior written consent, provided, however, that Quarterdeck may purchase shares of Venturian's common stock in the open market with a purchase price not in excess of $55,000 in the aggregate; and provided, further, that Quarterdeck may purchase in the open market shares of capital stock or other securities or rights to the extent necessary to maintain its percentage interest in Venturian. In October 1998, the company authorized Quarterdeck to acquire up to an additional 35,000 shares of Venturian Corp. common stock in the open market.

Quarterdeck Equity Partners, Inc. is an affiliate of Quarterdeck Investment Partners, Inc., a Washington D.C. and Los Angeles based investment bank focusing in the global aerospace and defense markets. In June, the company announced that it had retained Quarterdeck Investment Partners as its financial adviser in an initiative to become a force in the consolidation of small companies in the global defense industry.

                         VENTURIAN CORP. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                           September 30, 1998 and 1997

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

With respect to Napco International, one of the primary risks relates to its export sales, which could be affected by political decisions by the U.S. government, which could prevent future sales to foreign nations, or monetary, military or economic conditions in certain countries that may affect sales in such countries. Management believes that these risks are reduced by Napco's wide geographic and product diversification. While historically there has not been a reliance on one single customer, sales to one customer accounted for 23 percent and 32 percent of sales for the years ended December 31, 1997 and 1996. Sales to this customer accounted for approximately 2 percent and 3 percent of net sales for the three and nine months ended September 30, 1998. Sales to one other customer accounted for approximately 13 percent and 28 percent of net sales for the three and nine months ended September 30, 1998. For the year ended December 31, 1997, sales to this customer accounted for 10 percent of Napco sales. Sales to one additional customer accounted for approximately 41 percent and 25 percent for the three and nine months ended September 30, 1998. Napco had no sales to this customer for the three and nine months ended September 30, 1997. Other factors such as competition, the potential for labor disputes and interruption in sources of supply also could cause results to differ.

Prior to October 1997, Atio USA was a 90 percent owned subsidiary of Venturian Corp. and prior to December 1996 was an 80 percent owned subsidiary of Venturian Corp.

As a result of a of a transaction entered into in October 1997, Venturian Corp. owns 45 percent of Atio USA. As of October 1, 1997, Venturian Corp. began accounting for its investment in Atio USA under the equity method of accounting. The company's results for the three and nine months ended September 30, 1998 include 45 percent of Atio USA's results of operations which have been reported under the caption "Equity in losses of unconsolidated subsidiary" in the company's Condensed Statement of Operations. As of June 30, 1998, the company had fully written off its investment in Atio USA.

The company's results of operations include all of the results of Atio USA for the three and nine months ended September 30, 1997, as follows:

                                          Three months            Nine months
                                          ------------            -----------
            Net sales                      $ 196,000               $730,000
            Gross profit                     178,000                649,000
            Operating expenses               899,000              2,424,000
            Operating loss                  (721,000)            (1,775,000)
            Net loss                       $(747,000)           $(1,825,000)



RESULTS OF OPERATIONS

Net Sales

Consolidated net sales for the third quarter were $12,209,000 in 1998, compared with $4,714,000 for the third quarter in 1997. Consolidated net sales for the first nine months of 1998 totaled $32,284,000, increasing from $19,535,000 for the first nine months last year.

Napco sales were up substantially, increasing to $12,209,000 from $4,518,000 in the third quarter of 1997. Sales during this year's third quarter were up significantly due to shipments totaling approximately $5.0 million against an $8.2 million contract for repowering kits for the M41 light tank and approximately $1.5 million in shipments against a $15.9 million contract with the U.S. government for upgrade kits for the M113 armored personnel carrier. Shipments against the repowering contract were substantially completed during the quarter. Napco expects to ship the final 259 of 659 kits on the U.S. government contract during the last quarter of 1998. In last year's third quarter, Napco sales were low, in part due to a protest that was filed by a competitor on the U.S. government contract award. Shipments on the contract, which were originally scheduled to commence during the third quarter of 1997, were delayed by the protest and did not begin until December 1997.

Napco sales were $32,284,000 and $18,805,000 for the nine months ended September 30, 1998 and 1997. Sales on the repowering contract were approximately $8.1 million for the first nine months of 1998, and sales on the U.S. government contract were approximately $8.2 million for the same period.

Atio USA sales included in results of operations were $196,000 and $730,000 for the quarter and nine months ended September 30, 1997.

Costs and Expenses

Cost of products sold was 71 percent of net sales during the third quarter and first nine months of 1998 compared with 73 percent of net sales for the same periods in 1997.

For Napco sales, cost of products sold was 71 percent of net sales in the third quarter and for the first nine months of 1998, compared with 76 percent of net sales in the third quarter and for the first nine months of 1997.

Consolidated operating expenses totaled $2,367,000 for the third quarter of 1998, compared with consolidated operating expenses of $2,567,000 for the same period a year ago. For the nine months, consolidated operating expenses were $6,871,000 for the first nine months of 1998, compared with $7,794,000 for the first nine months of 1997.

Napco operating expenses were $2,167,000 for the third quarter of 1998, increasing from $1,587,000 for the same period a year ago. For the nine months ended September 30, 1998, Napco operating expenses of $6,257,000 were also up compared with operating expenses of $5,002,000 for the first nine months of last year.

Napco sales and marketing expenses were $837,000 and $2,648,000 for the third quarter and first nine months of 1998. For the same periods a year ago, Napco sales and marketing expenses totaled $683,000 and $2,206,000. Commission expense, which is included in sales and marketing expenses, was approximately 2 percent of net sales in 1998 and 1997, or $245,000, in this year's third quarter compared with commission expense of approximately $90,000 for the same period in 1997. Year-to-date, commission expense was also approximately 2 percent of net sales in 1998 and 1997, and totaled approximately $620,000 this year, compared with $359,000 for the first nine months of 1997. Excluding commission expense, Napco sales and marketing expenses were

$592,000 and $593,000 for the third quarters of 1998 and 1997, and $2,028,000 and $1,847,000 for the nine months ended September 30, 1998 and 1997.

Napco administrative expenses were $920,000 in the third quarter of 1998, compared with $467,000 during the same period of 1997. Year-to-date, Napco administrative expenses were $2,194,000 in 1998, compared with $1,467,000 for the nine months ended September 30, 1997. Administrative expenses were up during the third quarter and also year-to-date in 1998, primarily due to incentive accruals and, to a lesser extent, due to higher expenses at Napco's International Machining, Inc. subsidiary.

Napco warehousing expense was $410,000 and $437,000 for the third quarters of 1998 and 1997, and totaled $1,415,000 and $1,329,000 for the first nine months of each year. Increased warehousing expenses on a year-to-date basis are primarily attributable to higher expenses related to the large U.S.
government program which have been incurred since the third quarter of 1997.

Operating expenses for Atio USA included in results of operations were $899,000 and $2,424,000 for the three and nine months ended September 30, 1997.

Corporate overhead expenses, included in administrative expense, totaled $200,000 in the third quarter of 1998, compared with $81,000 for the same period a year earlier. Year-to-date corporate overhead totaled $614,000 in 1998, compared with $368,000 for the first nine months of last year. Higher expense levels both for the third quarter and year-to-date in 1998 are attributable to the addition of a new company president late in the fourth quarter of 1997 and also due to higher expenses incurred to pursue the company's strategy of increasing shareholder value through an initiative to become proactive in the consolidation of the defense industry.


Operating Profit (Loss)

The company reported operating profits of $1,177,000 and $2,461,000 for the three and nine months ended September 30, 1998. For the third quarter and year-to-date in 1997, the company reported operating losses of $1,315,000 and $2,543,000.

Napco reported operating profits of $1,377,000 and $3,075,000 for the three and nine months ended September 30,

1998 on stronger sales and higher gross profit margins. In 1997, Napco reported operating losses of $513,000 and $400,000 for the third quarter and nine months. Lower sales as well as increases in costs and expenses contributed to the operating losses for both periods a year ago.

Other Income (Expense)

Other income includes rental income, net of expenses, of $180,000 and $149,000 for the third quarters of 1998 and 1997. Year-to-date, rental income, net of expenses, was $472,000 in 1998 and $309,000 in 1997. Net rental income was higher in 1998 due to increased occupancy rates as well as to a decrease in utility and maintenance costs.

Other income also included a $196,000 gain from life insurance proceeds recorded during the first quarter of 1998.

Interest expense increased to $191,000 in the third quarter of 1998, from $130,000 for the same period a year ago. Interest expense was $618,000 for the first nine of 1998, compared with $338,000 for the same period during 1997. The increase in interest expense was due both to the refinancing of the company's rental real estate and also due to increased borrowings against the company's line of credit to fund operations.

Income Taxes

The company recorded income tax expense of $184,000 and $219,000 for the three and nine months ended September 30, 1998. The company had net operating loss carryforwards sufficient to offset a substantial portion of its taxable income. Income tax expense was attributable to taxable income in excess of net operating loss carryforwards and to alternative minimum tax. The company did not record a tax benefit for the quarter and nine months ended September 30, 1997 because no taxes would have been recoverable from a carryback of the net loss.

Equity in Losses of Unconsolidated Subsidiary

The company recorded $1,040,000 of equity in losses of unconsolidated subsidiary for the nine months ended September 30, 1998. These losses represent the company's 45 percent share of Atio USA's losses for the periods presented. As of June 30, 1998, the company had fully written off its investment in Atio USA.

Net Earnings (Loss)

The company reported net earnings of $1,016,000 and $1,310,000 for the third quarter and nine months ended September 30, 1998, compared with net losses of $1,293,000 and $2,544,000 for the same periods last year. In 1998, the net earnings (loss) are after deducting the company's 45 percent equity in the losses of Atio USA. In 1997, the net loss included all of the results of operations of Atio USA.

Backlog

Napco's backlog totaled $15,855,000 at September 30, 1998, compared with backlog of $36,687,000 at December 31, 1997. At year end, Napco's backlog included $14.5 million of a $15.9 million order for upgrade kits for the M113 armored personnel carrier and an $8.2 million order for the repower of M41 light tanks. The $8.2 million order has been substantially shipped at September 30, 1998 and 259 kits remain to be shipped against the 659 kit order for upgrade kits. Napco expects to ship the balance of these kits in the fourth quarter of 1998. Order bookings during 1998 have been slow, although sales activity at Napco has been high and a number of significant quotations are pending award. Management expects that several of these programs will be awarded during the last quarter of 1998 and first quarter of 1999, although there can be no assurances that Napco will be awarded any of these programs.

FINANCIAL CONDITION

The company's current ratio was 1.9 to one at September 30, 1998, compared with
1.6 to one at the end of 1997. Long-term debt at September 30, 1998 and December 31, 1997 totaled $4,385,000 and $3,954,000 and was approximately 16 percent and 17 percent of total assets at the end of the quarter and prior year.

On July 30, 1998, the company closed on a privately negotiated transaction whereby Quarterdeck Equity Partners, Inc. ("Quarterdeck") purchased 63,005 shares of Venturian Corp. common stock at $7.00 per share and $504,000 of an 11 percent convertible debenture. The debenture is convertible at $8.00 per share into 63,005 shares of common stock, at the option of Quarterdeck, during a period that begins 120 days after the closing date and that ends three years after the closing date. In October 1998, the company authorized Quarterdeck to acquire up to an additional 35,000 shares of Venturian Corp. common stock in the open market.

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

Advances on the $4,000,000 line of credit bear interest at the bank's base rate and advances on the other lines of credit bear interest at the bank's base rate plus 3/4 percent. At September 30, 1998, approximately $7,351,000 was available for cash and letter of credit advances pursuant to the agreement, as amended. As of September 30, 1998, $800,000 in cash advances were outstanding against the line of credit and approximately $718,000 in letter of credit advances were outstanding. At September 30, 1998, approximately $576,000 in letter of credit advances were outstanding on the special letter of credit agreement, which was collateralized by a restricted cash balance.

Napco has additional lines of credit available for international transactions on a transaction basis for which restricted cash balances are required. Letters of credit issued by financial institutions which were collateralized by a restricted cash balance totaled $271,000 as of September 30, 1998.

As of October 1, 1997, the company began accounting for its 45 percent investment in Atio USA under the equity method of accounting. As of June 30, 1998, the company had fully written off its investment in Atio USA.

Atio USA has needed additional working capital to fund its operations, and Atio Corporation International agreed in June 1998 to provide up to $2,400,000 as a loan to provide for the short-term funding requirements of Atio USA. Atio Corporation International has the right to convert any portion of the loan to equity in Atio USA at a price of $1.75 per share, upon demand, within one year from the date of the loan. In addition, Atio USA may make future capital calls which the company may elect to meet pursuant to the capital call provisions of a shareholders agreement. Should the company elect not to provide additional funding to Atio USA in response to these capital call requirements, its ownership percentage could be diluted based upon capital contributions made by other parties. The company's ownership percentage could also be diluted based upon a conversion of any portion of the $2,400,000 loan from Atio Corporation International. Management has not determined whether it will fund further capital requirements of Atio USA. There can be no assurance that Atio USA will be able to secure necessary working capital through external financing or capital calls.

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

The company has initiated a comprehensive project to prepare for the year 2000 ("Y2K"), and is in the process of identifying those areas with which the company has exposure to Y2K issues. The company has identified three areas determined to be critical for successful Y2K compliance: (1) financial and information system applications, (2) production applications, and (3) third-party relationships.

FINANCIAL AND INFORMATION SYSTEMS. In August 1998, the company upgraded its accounting system to a Y2K compliant version. In addition, the company uses an independent service bureau to process payroll and payroll tax related operations and has been notified by the service bureau that its payroll application is Y2K compliant. The company has also reviewed its internally developed programs and systems as well as its hardware requirements. Action plans have been developed with respect to these systems and the company's plan is to be compliant in these areas by late 1998. The total costs associated with compliance in these areas has not been, and is not expected to be material.

PRODUCTION APPLICATIONS. The company has initiated a review of its key production hardware and software to determine year 2000 compliance. The company does not expect the cost of compliance in this area to be material.

THIRD-PARTY RELATIONSHIPS. Although the company believes that the information systems of its vendors and customers (insofar as they relate to the company's business) will comply with Y2K requirements, the company intends to confirm with each key vendor and customer by letter survey prior to December 31, 1998 their readiness or intent to be Y2K compliant. The failure of any key vendor or customer to provide such information will result in the company's developing contingency plans at that time. Any costs that may be incurred by the company that are related to external systems Y2K issues are unknown at this time (other than the immaterial costs of the survey itself), however, management expects that after reviewing and evaluating responses to the survey, it will be able to complete an assessment of its Y2K exposure and estimate the costs associated with resolving any Y2K issues.

Cost estimates are based on currently available information and are management's best estimates. However, there is no guarantee that these estimates will be achieved, and actual results may differ from those anticipated. Developments which could affect estimates include, but are not limited to, the availability and cost of trained personnel; the ability to locate and correct all relevant code and equipment; and planning and modification success of third party suppliers of products and services as well as customers. The company will continue to assess and evaluate cost estimates and target dates for year 2000 compliance on a periodic basis.

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





Date:    November 12, 1998