Form 10-K405
period 1998-12-31
VENTURIAN CORP
filed 1999-03-30
CIK 745756

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              _X_ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                   For the fiscal year ended December 31, 1998

                                       OR
            ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                             Commission file number

                                     0-12117

                                 VENTURIAN CORP.
             (Exact name of registrant as specified in its charter)

           Minnesota                                     41-1460782
           ---------                                     ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

 11111 Excelsior Boulevard, Hopkins, MN                     55343
 --------------------------------------                     -----
(Address of principal executive offices)                 (Zip code)

Registrant's telephone number, including area code      612-931-2500
                                                        ------------

           Securities registered pursuant to Section 12(b) of the Act:
                               Title of Each Class
                               -------------------
                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:
                               Title of Each Class
                               -------------------
                          Common stock, $1.00 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 22, 1999 was $5,529,000.

The number of shares outstanding of each of the registrant's classes of common stock, as of March 22, 1999:

           Class                             Outstanding at March 22, 1999
           -----                             -----------------------------
Common stock, $1.00 par value                          1,212,468

                       Documents Incorporated by Reference
                       -----------------------------------
             1998 Annual Report to Shareholders - Part I and Part II
                            Proxy Statement--Part III

                        Venturian Corp. and Subsidiaries

                                    FORM 10-K

                                TABLE OF CONTENTS

                      For the year ended December 31, 1998


      Description                                                           Page
      -----------                                                           ----

Part I
      Item  1.-Business                                                        3
      Item  2.-Properties                                                      8
      Item  3.-Legal Proceedings                                               8
      Item  4.-Submission of Matters to a Vote of Security Holders             8

Part II
      Item  5.-Market for Registrant's Common Equity
                   and Related Stockholder Matters                             9
      Item  6.-Selected Financial Data                                         9
      Item  7.-Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                         9
      Item 7A. Quantitative and Qualitative Disclosures About Market Risk      9
      Item  8.-Financial Statements and Supplementary Data                    10
      Item  9.-Changes in and Disagreements with Accountants
                   on Accounting and Financial Disclosure                     10

Part III
      Item 10.-Directors and Executive Officers of the Registrant             11
      Item 11.-Executive Compensation                                         11
      Item 12.-Security Ownership of Certain
                   Beneficial Owners and Management                           11
      Item 13.-Certain Relationships and Related Transactions                 11

Part IV
      Item 14.-Exhibits, Financial Statement Schedules
                   and Reports on Form 8-K                                    11

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

         In June 1987, the Company changed its name to Venturian Corp., and formed a subsidiary, Napco International Inc., through which the Company conducts its international marketing and U.S. government business. In October 1992, the Company acquired the capital stock of PC Express, Inc. In July 1995, the Company discontinued operations of PC Express due to continued losses. In January 1993, the Company commenced operations of Venturian Software, Inc. (Venturian Software). In October 1997, the Company entered into a joint venture agreement with Atio Corporation (PTY) Ltd. of South Africa and Atio International Corporation, Inc. whereby Atio International acquired a 50 percent interest in Venturian Software through funding provided by Atio Corporation
(PTY). Venturian Software changed its name to Atio Corporation USA, Inc. upon completion of the transaction. The operations of the parent corporation, Venturian Corp., consist primarily of investment and management activities.


Napco International Inc.

Napco International Inc. ("Napco") is a distribution, manufacturing and service business that sells a broad line of defense-related products to commercial customers, the U.S. government and to foreign governments.

         With respect to factors that could cause Napco results to differ materially from those anticipated by statements made herein, one of the primary risks relates to its export sales, which could be affected by political decisions by the U.S. government, which could prevent future sales to foreign nations, or monetary, military or economic conditions in certain countries that may affect sales in such countries. Management believes that these risks are reduced by Napco's wide geographic and product diversification. While historically there has not been a reliance on one single customer, sales to U.S. government agencies accounted for 35 and 10 percent of Napco sales during 1998 and 1997. Sales to a customer in one foreign country accounted for more than

20 percent of Napco sales in 1998. Sales to one customer in the United States accounted for approximately 23 percent and 32 percent of Napco sales in 1997 and 1996. Other factors such as competition, the potential for labor disputes and interruption in sources of supply also could cause results to differ.

         Typically, Napco's sales are made in United States currency. However, from time to time Napco may enter into contracts denominated in foreign currency. Napco has sales offices or representatives located in over 60 countries throughout the world. Napco's operations are conducted through its various product divisions and through its subsidiary, International Precision Machining, Inc.

         The Ordnance Division markets replacement parts for most U.S.-made military wheeled and tracked vehicles. Its product line covers a wide variety of items ranging from power train components to tank track. Ordnance Division sales comprised 63.5 percent, 77.1 percent and 71.4 percent of Napco's total sales for the years ended December 31, 1998, 1997 and 1996.

         The Defense Electronics Division designs, manufactures and markets a broad range of tactical military electronics equipment, including VHF FM tactical manpack radios, secure handsets, and active noise reduction intercom systems. Spare parts are supplied for many U.S. manufactured systems at either the component or assembly level. The division also designs and supplies transportable shelters for a variety of applications, such as air traffic control, ground-to-air communications, command air control, electronic warfare or for mobile repair facilities. The Defense Electronics Division's sales comprised 9.4 percent, 11.4 percent and 9.3 percent of Napco's total sales for the years ended December 31, 1998, 1997 and 1996.

         The Tank Automotive Division designs and markets proprietary modernization kits to improve the reliability, maintainability and performance of, and to increase the capabilities of, a wide variety of U.S. military wheeled and tracked vehicles. The division provides technical assistance for the installation and maintenance of these repowering systems as well as continuing parts support. The Tank Automotive Division also supplies new trucks, vans and other wheeled and tracked vehicles for military, medical, industrial and construction applications. Tank Automotive Division sales were 19.3 percent, 3.1 percent and 11.9 percent of Napco's total sales for the years ended December 31, 1998, 1997 and 1996.

         The Special Products Division markets a range of light weapons systems, spare parts and accessories. Sales for the Special Products Division comprised
2.0 percent, 1.6 percent and 2.5 percent of Napco's total sales for the years ended December 31, 1998, 1997 and 1996.

         International Precision Machining, Inc. (IPM), founded in 1992, is a majority-owned subsidiary of Napco. IPM is a machining job shop that provides precision turning and milling services to customer specifications. Sales at IPM, excluding sales to Napco, comprised 5.8 percent, 6.8 percent and 4.9 percent of Napco's total sales for the years ended December 31, 1998, 1997 and 1996.

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

         Substantially all of Napco's foreign shipments are licensed by either the United States Commerce or State Departments.

         Napco's sales by geographic region for the last three years were as follows (in thousands):

                                              1998         1997         1996
                                              ----         ----         ----

         United States and Canada          $20,036      $14,264      $16,461
         Europe                              5,921        4,595        4,037
         Far East                           10,778        3,974        4,791
         Mediterranean and Middle East       3,904        1,989        1,051
         Latin America                       1,044        1,910          899
         Africa                                 30          117          311
                                           -------      -------      -------
                                           $41,713      $26,849      $27,550
                                           =======      =======      =======

         During 1998, sales to a customer in one foreign country accounted for 20 percent of Napco's sales. During 1997 and 1996, no sales to customers in foreign countries accounted for more than 10 percent of Napco's sales. In general, the company considers Napco's sales to customers in specific countries to be more relevant than sales to individual foreign customers because the primary risks with respect to its export sales relate to political decisions by the U.S. government, which could prevent future sales to foreign nations, or monetary, military or economic conditions in certain countries that may affect sales in such countries.

         Napco's sales in the United States were $19,821,000, $13,952,000 and $15,795,000 in 1998, 1997 and 1996 and consisted primarily of sales to various U.S. government agencies and to a large number of commercial customers. During 1998 and 1997, sales to U.S. government agencies accounted for 35 and 10 percent of Napco sales. During 1997 and 1996, sales to one customer in the United States accounted for 23 and 32 percent of Napco sales. However, historically, there has not been a reliance on either customer.

Competition

Napco is one of the major independent suppliers of a broad line of parts and components for United States military vehicles and other equipment maintained by foreign governments. Because there are many other suppliers of such parts and components, the pricing of Napco's products is highly competitive.

Backlog

Napco's order backlog totaled $12,266,000 and $36,687,000 at December 31, 1998 and 1997. The order backlog was $15,861,000 at December 31, 1996. The year-end 1997 backlog included two significant orders - a $15.9 million order for 659 upgrade kits for M113 armored personnel carriers for the U.S. Tank-Automotive Armaments Command (TACOM), and an $8.2 million contract with a foreign government for repowering kits for M41 light tanks. Approximately $461,000 remains to be shipped in 1999 against the $15.9 million order and less than $100,000 remains to be shipped against the $8.2 million order. Management expects that nearly all of the balance of its backlog will be filled during 1999.

         Napco's business with the U.S. Government is principally comprised of firm, fixed price contracts and therefore not subject to renegotiation of profits, nor are they subject to termination at the unilateral election of the U.S. Government.

Employees

Napco employed 127 people at December 31, 1998.



                           Atio Corporation USA, Inc.

In October 1997, the Company entered into a joint venture agreement with Atio Corporation (PTY) Ltd. (Atio PTY) of South Africa and Atio International Corporation, Inc. (Atio International) whereby Atio International acquired a 50 percent interest in Venturian Software through funding provided by Atio PTY (see
Note 3 to the Consolidated Financial Statements in the Company's 1998 Annual Report to Shareholders). As a result of this transaction, Venturian Corp. owns 45 percent, Atio International owns 50 percent and Venturian Software's former president owns 5 percent of Venturian Software effective October 1, 1997. Venturian Software changed its name to Atio Corporation USA, Inc. (Atio USA) upon completion of the transaction. As of October 1, 1997, the Company began accounting for its investment in Atio USA under the equity method of accounting. The Company's results of operations include all of the results of Atio USA for the nine months ended September 30, 1997 and for the year ended December 31, 1996. The Company's results for 1998 and for the fourth quarter of 1997 include the Company's share of Atio USA's results of operations for the year ended December 31, 1998 and for the three months ended December 31, 1997, which have been reported under the caption "Equity in losses of unconsolidated subsidiary" in the Company's Statement of Operations for the years ended December 31, 1998 and 1997. The Company's investment in Atio USA was fully written off during 1998. In February 1999, the Company entered into an agreement to redeem its 45 percent interest in Atio USA for $1,000,000 plus warrants to acquire additional securities of Atio USA representing 300,000 common shares. The redemption agreement is subject to Atio USA raising additional equity capital of at least $5,000,000 from a third party on or prior to July 31, 1999.

                                 Venturian Corp.

Employees

Venturian Corp. employed 4 individuals at December 31, 1998.

Executive Officers

The present executive officers of Venturian Corp. are:

       Name                        Office                    Age   Officer Since
-----------------      -------------------------             ---   -------------

Gary B. Rappaport      Chairman of the Board and             62       1983(1)
                       Chief Executive Officer -
                       Venturian Corp. and
                       Napco International Inc.

Mary F. Jensen         Chief Financial Officer - Venturian   44       1987(1)
                       Corp. and Napco International Inc.

Charles B. Langevin    Director, President of                53       1986(1)
                       Napco International Inc.

Reinhild D. Hinze      Treasurer, Vice President             49       1985(1)
                       Operations - Napco
                       International Inc. and
                       Assistant Secretary - Venturian
                       Corp.

Don M. House, Jr.      President and Chief Operating         46       1998(2)
                       Officer - Venturian Corp.


(1) Each of the indicated officers has been employed by the Company for more than five years.

(2) Mr. House joined the Company in December 1997. In February 1998 he was appointed President and Chief Operating Officer by the Board of Directors. Previously, Mr. House was President of Porsa System, Inc., a designer and builder of custom fixtures and displays, from July 1996 to July 1997. Mr. House also served as President of P.C. Express, Inc. from April 1995 to December 1995 and President of Apeiron, Inc., a start-up manufacturer of high precision laser measurement systems, from May 1994 to April 1995. Mr. House was President of Comtrol Corp., a manufacturer of multiport serial communications controllers from October 1989 to October 1993. Prior to October 1989, Mr. House served in various capacities at Honeywell Information Systems for more than 10 years.

Item 2. Properties

The Company's corporate offices consist of approximately 19,000 square feet located in a 386,000 square foot industrial plant building owned by the Company. These offices are principally used in Napco's sales and administrative activities. The building is constructed of steel frame, block and brick. The building is a multi-tenant building with twenty-seven additional tenants presently occupying space (see Note 4 to the Consolidated Financial Statements in the Company's 1998 Annual Report to Shareholders). During 1997, the Company formed, and transferred the rental real estate to, its wholly-owned subsidiary, Hopkins Tech Center LLC. The Company also refinanced debt related to the rental real estate. The note payable is payable in monthly installments, including interest of 8.53 percent per annum, through October 2007, with the remaining balance due at that time. In addition to the monthly installments of principal and interest, the Company is also required to escrow amounts for the payment of property taxes and certain other operating expenses.

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


Item 3. Legal Proceedings

Smaby Group, Inc. v. Venturian Corp., Atio Corporation USA, Inc. f/k/a Venturian Software, Inc. This matter is an arbitration proceeding pending in Hennepin County, Minnesota. The claimant, Smaby Group, Inc., has filed a "Notice of Dispute and Claim in Arbitration" dated December 23, 1998, in which the claimant seeks to recover $641,250 plus interest, costs, and attorneys' fees. The claimant alleges that such damages are owed as incentive compensation under a 1997 written agreement relating to services provided to the respondents in connection with activities directed at obtaining additional funding for Venturian Software, Inc. The Company has responded by denying that any additional compensation or damages are owing to the claimant, and intends to vigorously defend this arbitration claim. Management believes that the likelihood of the Company incurring any liability related to this claim is remote and that the outcome of the arbitration will not have a material effect on the Company's financial position or results of operations.


Item 4. Submission of Matters to a Vote of Security Holders

None.

                                     Part II

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters

Information required by this item has been included in the Company's 1998 Annual Report to Shareholders, incorporated herein by reference. Such information and the related Annual Report caption and page references are: the high and low bid prices of the Company's common stock for the period ended December 31, 1998, under the caption "Quarterly Financial Data," page 26; the number of common stockholders of record as of December 31, 1998, under the caption "Five-Year Financial Summary," page 27; the Company's dividend policy, under the caption "Shareholder Information," page 10; and dividend history information, in the "Five-Year Financial Summary," page 27.

Item 6. Selected Financial Data

Information required by this item has been included in the Company's 1998 Annual Report to Shareholders, incorporated herein by reference under the caption "Five-Year Financial Summary," page 27.

Item 7. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations is contained in the Company's 1998 Annual Report to Shareholders, incorporated herein by reference, pages 3 - 10.

Item 7A. Quantitative and Qualitive Disclosures About Market Risk

The Company's interest income and expense is affected by changes in the general level of U.S. interest rates. Changes in the U.S. interest rates affect the interest earned on the Company's cash equivalents and the interest paid on its debt. The Company maintains approximately 57 percent of its debt with a fixed rate of interest. The Company uses sensitivity analysis to determine its exposure to changes in interest rates. The Company does not anticipate exposure to interest rate market risk will have a material impact on the Company's future earnings, cash flow, or fair value of debt instruments. As cash equivalents are short-term investments, the market risk related to interest income as well as the fair value of cash equivalents, which represent short-term government securities, will not have a material impact on the Company.

The Company does business with foreign countries. All sales with foreign countries are billed and received in U.S. dollars and, as a result, the quantitative and qualitative market risk related to these receivables is not deemed material.

Item 8. Financial Statements and Supplementary Data

The following pages of the Company's 1998 Annual Report to Shareholders are incorporated herein by reference as follows:

(a)  Financial Statements:                                            Page
                                                                     No(s).
                                                                     ------
         Consolidated Statements of Operations,
         three years ended December 31, 1998                           11

         Consolidated Balance Sheets,
         as of December 31, 1998 and 1997                              12

         Consolidated Statements of Cash Flows,
         three years ended December 31, 1998                           13

         Consolidated Statements of Changes in
         Shareholders' Equity, three years ended
         December 31, 1998                                             14

         Notes to the Consolidated Financial Statements             15-24

         Report of Independent Certified Public Accountants            25

(b)  Supplementary Data:

         Quarterly Financial Data                                      26


Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure

         None.

                                    Part III

Items 10, 11, 12 & 13

Item 10 (Directors and Executive Officers of the Registrant), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management) and Item 13 (Certain Relationships and Related Transactions), constituting Part III of Form 10-K, are incorporated herein by reference to the company's definitive Proxy Statement with respect to its 1999 Meeting of Shareholders, which will be filed not later than 120 days after the close of the fiscal year.

                                     Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on 8-K
                                                                           Page
                                                                           ----
(a)      Financial Statements and Schedules

(1) Financial Statements - See Part II, Item 8 (a) for a complete listing of financial statements incorporated by reference from the company's 1998 Annual Report to Shareholders

(2)      Financial Statement Schedules

         Report of Independent Certified Public
         Accountants on Schedule                                            14

         Schedule II   Valuation and Qualifying Accounts, for each
                       of the three years in the period ended
                       December 31, 1998                                    15

(3) Other schedules are omitted because of the absence of the conditions under which they are required or because the required information is provided in the financial statements or the notes thereto.

(b)      Reports on Form 8-K

(1) There were no reports on Form 8-K during the fourth quarter of 1998.

(c)      Exhibits

         Exhibit (13)
         1998 Annual Report to Shareholders, incorporated herein by reference

         Exhibit (21)
         Subsidiaries of the Registrant

         Exhibit (23.1)
         Consent of independent certified public accountants to incorporate by reference to the Registrant's Registration Statements on Form S-8 their report dated February 5, 1999

         Exhibit (27.1)
         Financial Data Schedule

         REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULE


Board of Directors
Venturian Corp.


In connection with our audit of the consolidated financial statements of Venturian Corp. and Subsidiaries referred to in our report dated February 5, 1999 (except for Note 17, as to which the date is February 17, 1999) which is included in the Annual Report to shareholders and incorporated by reference, we have also audited Schedule II for each of the three years in the period ended December 31, 1998. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.




                                        /s/ GRANT THORNTON LLP


Minneapolis, Minnesota
February  5, 1999 (except for Note 17,
  as to which the date is February 17, 1999)

                        Venturian Corp. and Subsidiaries

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

                      Three years ended December 31, 1998

            Column A                       Column B              Column C              Column D     Column E
------------------------------------   --------------   --------------------------   ------------  -----------
                                         Balance at      Charged to    Charged to                    Balance
                                        beginning of     costs and       other        Deductions     at end
Description                                period         expenses      accounts         (a)        of period
------------------------------------   --------------   ------------  ------------   ------------  -----------
Allowance for doubtful accounts:

Year ended December 31, 1996              $165,000       $ 91,000       $     --       $ 60,000      $196,000

Year ended December 31, 1997              $196,000       $ 43,000       $     --       $ 44,000      $195,000

Year ended December 31, 1998              $195,000       $103,000       $     --       $ 81,000      $217,000


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


/s/ Gary B. Rappaport
Gary B. Rappaport
Chairman of the Board, Director and
Chief Executive Officer                                 March 30, 1999


/s/ Don M. House, Jr.
Don M. House, Jr.
President and Chief Operating Officer                   March 30, 1999


/s/ Morris M. Sherman
Morris M. Sherman
Director                                                March 30, 1999


/s/ Charles B. Langevin
Charles B. Langevin
Director                                                March 30, 1999


/s/ Stuart B. Utgaard
Stuart B. Utgaard
Director                                                March 30, 1999


/s/ Richard F. McNamara
Richard F. McNamara
Director                                                March 30, 1999


/s/ Mary F. Jensen
Mary F. Jensen
Controller, Treasurer and
Chief Financial Officer                                 March 30, 1999