Form 10-Q
period 1999-03-31
VENTURIAN CORP
filed 1999-05-13
CIK 745756

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 1999

                                       OR

__   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


                         Commission file number 0-12117


                                 VENTURIAN CORP.
             (Exact name of registrant as specified in its charter)


         Minnesota                                    41-1460782
--------------------------------                ----------------------
(State or other jurisdication of                IRS Employer ID Number
incorporation or organziation)

11111 Excelsior Boulevard, Hopkins, MN                      55343
----------------------------------------                  ----------
(Address of principal executive offices)                  (Zip code)

Registrant's telephone number,
including area code                                          (612) 931-2500
                                                             --------------

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months and (2) has been subject to the filing requirements for at least the past 90 days.

Yes  X   No
    ---     ---

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practical date:

                                              Outstanding at May 7, 1999
                                              --------------------------
$1.00 par value common shares                            1,212,868

                        VENTURIAN CORP. AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX




PART I.           Financial Information

         Item 1.

                  Consolidated Condensed Balance Sheets
                  March 31, 1999 and December 31, 1998                      3

                  Consolidated Condensed Statements of Operations
                  Three months ended March 31, 1999 and 1998                4

                  Consolidated Condensed Statements of Cash Flows
                  Three months ended March 31, 1999 and 1998                5

                  Notes to Consolidated Condensed Financial
                  Statements                                                6


         Item 2.

                  Management's Discussion and Analysis of
                  the Results of Operations and Financial Condition         9



PART II. Other information

         Item 6.  Exhibits and Reports on Form 8-K                         16

                        Venturian Corp. and Subsidiaries
                     Consolidated Condensed Balance Sheets
                                 (In thousands)
                                  (Unaudited)

                                                       March 31,    December 31,
                                                         1999          1998
                                                      -----------   ------------
                                                      (Unaudited)
Current assets
  Cash and cash equivalents                            $  1,027      $  3,009
  Restricted cash                                           722           790
  Accounts receivable, less allowance
    for doubtful accounts of $217
    in March 1999 and in December 1998                    6,381         4,579
  Inventories                                             4,639         4,587
  Prepaid expenses                                          250           223
                                                       --------      --------

    Total current assets                                 13,019        13,188

Property and equipment - at cost
  Buildings and improvements                              1,916         1,916
  Equipment                                               6,205         6,144
                                                       --------      --------
                                                          8,121         8,060
  Less accumulated depreciation and amortization          5,841         5,739
                                                       --------      --------
                                                          2,280         2,321
  Land                                                      230           230
                                                       --------      --------
                                                          2,510         2,551

Other assets
  Cash surrender value of life insurance, net             3,570         3,445
  Rental real estate, net of depreciation                 2,850         2,891
  Other                                                     394           405
                                                       --------      --------
                                                          6,814         6,741
                                                       --------      --------

                                                       $ 22,343      $ 22,480
                                                       ========      ========

Liabilities and Shareholders' Equity
Current liabilities
  Bank overdraft                                       $    647      $    161
  Current maturities of long-term debt                      210           211
  Accounts payable                                        1,800         1,565
  Advances from customers                                    85            36
  Accrued liabilities                                     1,474         2,206
                                                       --------      --------

    Total current liabilities                             4,216         4,179

Long-term debt, less current maturities                   4,335         4,424

Deferred compensation and postretirement benefits         2,077         2,180

Commitments and contingencies                              --            --

Shareholders' equity
  Common stock - $1 par value                             1,212         1,212
  Additional contributed capital                         16,016        16,016
  Accumulated deficit                                    (5,513)       (5,531)
                                                       --------      --------
                                                         11,715        11,697
                                                       --------      --------

                                                       $ 22,343      $ 22,480
                                                       ========      ========


The accompanying notes are an integral part of these statements.

                        Venturian Corp. and Subsidiaries
                Consolidated Condensed Statements of Operations
                (In thousands, except share and per share data)
                                  (Unaudited)

                                                      Three months ended
                                                           March 31,
                                                  ---------------------------
                                                     1999            1998
                                                  -----------     -----------

Net sales                                         $     7,074     $     7,396

Cost of products sold                                   4,998           5,032
                                                  -----------     -----------

  Gross profit                                          2,076           2,364

Operating expenses
  Sales and marketing                                     800             942
  Administrative                                          745             670
  Warehousing                                             479             544
                                                  -----------     -----------

    Total operating expenses                            2,024           2,156
                                                  -----------     -----------

Operating profit                                           52             208

Other income (expense)
  Interest income                                          26               5
  Interest expense                                       (150)           (219)
  Rental income, net of expenses                           90             118
  Gain from life insurance proceeds                      --               196
  Other                                                  --                 4
                                                  -----------     -----------

    Total                                                 (34)            104
                                                  -----------     -----------

Earnings before income taxes and
 equity in losses of unconsolidated subsidiary             18             312


Income taxes                                             --              --
                                                  -----------     -----------

Earnings before equity
  in losses of unconsolidated subsidiary                   18             312

Equity in losses of unconsolidated subsidiary            --              (500)
                                                  -----------     -----------

Net earnings (loss)                               $        18     $      (188)
                                                  ===========     ===========

Net loss per share - Basic                        $       .01     $      (.17)
                                                  ===========     ===========

Net loss per share - Diluted                      $       .01     $      (.17)
                                                  ===========     ===========

Weighted average shares outstanding
  Basic                                             1,212,468       1,129,834
  Diluted                                           1,267,699       1,129,834


The accompanying notes are an integral part of these statements.

                        Venturian Corp. and Subsidiaries
                Consolidated Condensed Statements of Cash Flows
                             (Dollars in thousands)
                                  (Unaudited)


                                                           Three months ended
                                                                March 31,
                                                            1999        1998
                                                           -------     -------

  Cash flows from operating activities:
    Net earnings (loss)                                    $    18     ($  188)
    Adjustments to reconcile net earnings (loss) to net
      cash provided by (used in) operating activities:
        Depreciation and amortization                          143         129
        Gain from life insurance proceeds                     --          (196)
        Equity in losses of unconsolidated subsidiary         --           500
        Change in assets and liabilities:
          Accounts receivable                               (1,802)     (2,113)
          Inventories                                          (52)     (2,218)
          Restricted cash                                       68         (69)
          Prepaid expenses                                     (27)        208
          Other                                               --          --
          Accounts payable                                     235         815
          Advances from customers                               49        (247)
          Accrued liabilities                                 (732)        537
          Deferred compensation and
            postretirement benefits                             15          58
          Payments on deferred compensation
           and postretirement benefits                        (118)        (81)
                                                           -------     -------
        Total adjustments                                   (2,221)     (2,677)
                                                           -------     -------
  Net cash used in operating activities                     (2,203)     (2,865)

Cash flows from investing activities:
  Purchase of property and equipment                           (61)        (55)
  Increase in cash surrender value                            (125)       (166)
  Proceeds from life insurance                                --           729
  Other                                                         11           3
                                                           -------     -------

  Net cash provided by (used in) investing activities         (175)        511

Cash flows from financing activities
  Bank overdraft                                               486        (463)
  Payments on long-term debt                                   (90)       (125)
  Proceeds from line of credit                                --         2,700
                                                           -------     -------

  Net cash provided by (used in) financing activities          396       2,112
                                                           -------     -------


Net decrease in cash and cash equivalents                   (1,982)       (242)
Beginning cash and cash equivalents                          3,009         473
                                                           -------     -------

Ending cash and cash equivalents                           $ 1,027     $   231
                                                           =======     =======

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                               $    93     $   173
    Income taxes                                                 6           2


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


NOTE B - INVENTORIES

         Inventories are stated at the lower of cost or market, principally using the specific identification method. A portion of Napco's inventory is acquired on a speculative basis in varying quantities when it becomes available for purchase. Napco's sales of this inventory may vary from the current period to several years. It is the company's practice to classify this inventory, which totaled $2,315,000 at March 31, 1999 and $2,302,000 at December 31, 1998, within current assets. The company's obsolescence policy requires that purchases of this inventory be written off if not sold after four years. The four year period was selected after a review of customers' historical buying patterns and is reviewed annually to determine whether the period continues to be appropriate.


NOTE C - INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

         On February 17, 1999, the company entered into an agreement to redeem its interest in Atio USA for $1,000,000 plus warrants to acquire additional securities of Atio Corporation USA, Inc. ("Atio") representing 300,000 common shares. The redemption agreement is subject to Atio raising additional equity capital of at least $5,000,000 from a third party on or prior to July 31, 1999.

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

Advances on the $4,000,000 line of credit bear interest at the bank's base rate. At March 31, 1999, approximately $2,300,000 was available for cash and letter of credit advances pursuant to the agreement. There were no advances outstanding against this line of credit as of March 31, 1999 and approximately $700,000 in letter of credit advances were outstanding.

The agreement terminates on June 30, 1999. Management expects to renew the agreement under similar terms and conditions.

Napco has additional lines of credit available for international transactions such as letters of credit and bid, performance and advance payment guarantees on a transaction basis for which restricted cash balances are required. Letters of credit issued by financial institutions which were collateralized by a restricted cash balance totaled $722,000 as of March 31, 1999.


NOTE D - COMMITMENTS AND CONTINGENCIES

         At March 31, 1999, the company had performance and advance payment guarantees outstanding on various sales contracts totaling $310,000. These guarantees were backed by insurance bonds, which do not require cash collateral.

The company is subject to various legal proceedings in the normal course of business. Management believes the outcome of these proceedings will not have a material adverse effect on the company's financial position or results of operations.

NOTE E - RISKS AND UNCERTAINTIES

         The Year 2000 issue relates to limitations in computer systems and applications that may prevent proper recognition of the year 2000. The potential effect of the Year 2000 issue on the company and its business partners will not be fully determinable until the year 2000 and thereafter. If Year 2000 modifications are not properly completed either by the company or entities with whom the company conducts business, the company's financial position and results of operations could be adversely impacted.


NOTE F - NET EARNINGS (LOSS) PER SHARE

         The company's basic net earnings (loss) per share amounts have been computed by dividing net earnings (loss) by the weighted average number of outstanding common shares. The company's diluted net earnings (loss) per share is computed by dividing net earnings (loss), plus the interest expense (net of tax) applicable to convertible debentures by the weighted average number of outstanding common shares and common share equivalents relating to stock options and convertible debentures, when dilutive.

For the three months ended March 31, 1999, 55,231 shares of common stock equivalents were included in the computation of diluted net earnings (loss) per share.

Options to purchase 38,600 and 196,050 shares of common stock with an average exercise price of $7.77 and $4.83 per share were outstanding for the three months ended March 31, 1999 and 1998, but were not included in the computation of diluted net earnings (loss) per share because to do so would have been anti-dilutive. Additionally, 63,005 shares of common stock equivalents based on the assumed conversion of convertible debentures were not included in the computation of diluted net earnings (loss) per share for the three months ended March 31, 1999 because to do so would have been anti-dilutive.


NOTE G - SEGMENT INFORMATION

         During 1999 and 1998, the company had one reportable segment: Napco defense-related products. Napco manufactures and supplies a wide variety of defense-related products to governments and commercial customers around the world. A substantial portion of Napco's sales are replacement parts for U.S. made military and tracked vehicles.

Segment information for the company is as follows (in thousands):

Three months ended March 31,

                                                      1999             1998
                                                      ----             ----

Revenues from external customers..........          $ 7,074          $ 7,396
Depreciation and amortization.............               90               81
Segment profit (loss).....................              272              393
Segment assets............................           16,623           19,436
Expenditures for long-lived assets........              143              200

Reconciliation to Consolidated Amounts

                                                           1999           1998
                                                           ----           ----
Total depreciation and amortization
  for reportable segments ........................         $  90          $  81
Unallocated amount
  for corporate headquarters .....................            53             48
                                                           -----          -----
Total consolidated depreciation
 and amortization ................................         $ 143          $ 129
                                                           =====          =====

Profit or Loss

Total profit or loss
 for reportable segments .........................         $ 272          $ 393
Unallocated amounts
  Corporate headquarters .........................          (220)          (185)
  Rental income, net .............................            90            118
  Gain from life insurance proceeds ..............          --              196
  Interest, net ..................................          (124)          (214)
  Other ..........................................          --                4
                                                           -----          -----
Consolidated earnings (loss) before
  income taxes and equity in losses
  of unconsolidated subsidiary ...................         $  18          $ 312
                                                           =====          =====



Major Customers

For the three months ended March 31, 1999, sales to a customer in one foreign country accounted for 21 percent of Napco's sales. Sales to a customer in one other foreign country accounted for 20 percent of Napco's sales for the three months ended March 31, 1998 and for the year ended December 31, 1998. Sales to a customer in another foreign country accounted for 12 percent of Napco's sales for the three months ended March 31, 1998, but were less than 10 percent of Napco's sales for the year ended December 31, 1998. In general, the company considers Napco's sales to customers in specific countries to be more relevant than sales to individual foreign customers because the primary risks with respect to its export sales relate to political decisions by the U.S. government, which could prevent future sales to foreign nations, or monetary, military or economic conditions in certain countries that may affect sales in such countries.

Sales to U.S. government agencies accounted for 8 percent and 27 percent of Napco's sales for the three months ended March 31, 1999 and 1998. For the year ended December 31, 1998, sales to U.S. government agencies accounted for 35 percent of Napco's sales.

                       VENTURIAN CORP. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                             March 31, 1999 and 1998


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

With respect to Napco International, one of the primary risks relates to its export sales, which could be affected by political decisions by the U.S. government, which could prevent future sales to foreign nations, or monetary, military or economic conditions in certain countries that may affect sales in such countries. Management believes that these risks are reduced by Napco's wide geographic and product diversification. While historically there has not been a reliance on one single customer, sales to U.S. government agencies accounted for 8 percent and 27 percent of net sales for the three months ended March 31, 1999 and 1998. For the year ended December 31, 1998, sales to U.S. government agencies accounted for 35 percent of Napco sales. For the three months ended March 31, 1999, sales to a customer in a foreign country accounted for 21 percent of net sales. For the year ended December 31, 1998, sales to a customer in one other foreign country accounted for 20 percent of net sales. Other factors such as competition, the potential for labor disputes and interruption in sources of supply also could cause results to differ.


RESULTS OF OPERATIONS

Net Sales

Net sales decreased to $7,074,000 for the first three months of 1999, compared with net sales of $7,396,000 during the quarter ended March 31, 1998. In 1999, net sales included the final shipment of $461,000 to the U.S. government against a $15.9 million contract. During the first quarter last year, sales included shipments of approximately $1,456,000 against this order. Based on backlog of $12,266,000 at December 31, 1998, management expects that sales in 1999 will not be at the same level as in 1998 (see Backlog).

Cost of Products Sold

Cost of products sold was 70.7 percent of net sales for the first quarter of 1999, compared with 68.0 percent of net sales for the first three months of 1998. Napco markets a wide variety of defense-related products, with relatively high variation in cost of products sold from product to product. In 1998, the company reported lower cost of products sold because a portion of costs related to services provided by Napco's in-country representative. These costs are included in sales and marketing expense as a part of the commission paid to the representative.

Operating Expenses

Consolidated operating expenses were $2,024,000 and $2,156,000 for the three months ended March 31, 1999 and 1998.

Napco operating expenses were $1,804,000 for the first three months of 1999, compared to $1,971,000 for the first quarter of 1998.

Napco sales and marketing expenses decreased by $142,000 to $800,000 in the first quarter of 1999, compared with $942,000 for the first quarter last year. Commission expense included in sales and marketing expense was $151,000, or 2 percent of Napco sales for the three months ended March 31, 1999, compared with $278,000 or 4 percent of Napco sales for the same period in 1998. Excluding commission expense, sales and marketing expense was $649,000 and $664,000 for the first quarters of 1999 and 1998.

Napco administrative expenses were $525,000 for the three months ended March 31, 1999, compared to $485,000 in last year's first quarter.

Napco warehousing expenses decreased to $479,000 in the first quarter this year, compared with $544,000 for first quarter of 1998. During 1998, warehousing costs were higher, primarily due to additional warehousing costs incurred in connection with the $15.9 million U.S. Government contract.

Corporate overhead expenses were $220,000 and $185,000 for the three months ended March 31, 1999 and 1998. Corporate overhead increased in 1999, primarily due to costs incurred in connection with pursuing the company's strategy to become a participant in the consolidating defense industry.

Operating Profit

The company reported a $52,000 operating profit for the first quarter of 1999, compared with an operating profit of $208,000 for the first quarter a year ago.

Napco reported operating profit of $272,000 and $393,000 for the three months ended March 31, 1999 and 1998. A decrease in sales was the primarily reason for a decline in operating profit in 1999's first quarter.


Other Income (Expense)

Rental income, net of expenses, was $90,000 and $118,000 for the first quarters of 1999 and 1998. Rental income decreased in 1999 due to higher costs associated with lease renewals this year.

Other income during 1998 included a $196,000 gain from life insurance proceeds.

Interest expense was $150,000 in the first quarter of 1999, compared with $219,000 for the same period a year ago. The decrease in interest expense was attributable to lower borrowings against the company's line of credit.


Income Taxes

The company did not record income tax expense for the three months ended March 31, 1999 and 1998 because the company had net operating loss carryforwards sufficient to offset its taxable income.

Equity in Losses of Unconsolidated Subsidiary

The company recorded $500,000 of equity in losses of unconsolidated subsidiary for its 45 percent share of Atio USA's losses for the three months ended March 31, 1998. The company's investment in Atio USA was fully written off during 1998.


Backlog

Napco's backlog was $14,910,000 at March 31, 1999, compared with $35,516,000 at March 31, 1998. Backlog at December 31, 1998 was $12,266,000. The backlog at March 31, 1998 included approximately $13 million from a $15.9 million, 659 kit order from the U.S. Tank-Automotive Armaments Command (TACOM) for the upgrade kits for M113 armored personnel carriers. This order was substantially shipped during 1998 and was fully completed during the first quarter of 1999. In February 1999, Napco received a $4.5 million order from TACOM for upgrade kits for an additional 164 personnel carriers. Year end backlog can indicate the level of sales in the subsequent year. Therefore, management expects that 1999 sales will be significantly lower than in 1998 based on December 31, 1998 backlog.


FINANCIAL CONDITION

The company's current ratio was 3.1 to one at March 31, 1999, compared with 3.2 to one at the end of 1998. Long-term debt at March 31, 1999 and December 31, 1998 was $4,335,000 and $4,424,000, and was approximately 19 and 20 percent of total assets at the end of the quarter. Cash and cash equivalents at March 31, 1999 decreased to $1,027,000, compared with $3,009,000 at December 31, 1998.

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

Advances on the $4,000,000 line of credit bear interest at the bank's base rate. At March 31, 1999, approximately $2,300,000 was available for cash and letter of credit advances pursuant to the agreement. There were no cash advances outstanding against this line of credit at March 31, 1999 and approximately $700,000 in letter of credit advances were outstanding.

Napco has additional lines of credit available for international transactions on a transaction basis for which restricted cash balances are required. Letters of credit issued by financial institutions which were collateralized by a restricted cash balance totaled $722,000 as of March 31, 1999.


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

         Inflation has not adversely affected the company's business and financial performance. The company is not capital intensive and, therefore, depreciation on a current cost basis would not significantly affect results. The company had no material commitments for capital expenditures as of March 31, 1999.

Year 2000 Analysis

         The Year 2000 issue relates to limitations in computer systems and applications that may prevent proper recognition of the Year 2000. The potential effect of the Year 2000 issue on the company and its business partners will not be fully determinable until the year 2000 and thereafter. If Year 2000 modifications are not properly completed either by the company or entities with which the company conducts business, the company's financial position and results of operations could be adversely impacted.

The company has initiated a comprehensive project to prepare for the year 2000 ("Y2K"). The company has identified three areas determined to be critical for successful Y2K compliance: (1) internal financial and information systems, (2) production and other equipment that utilize embedded microprocessors, and (3) third-party relationships.

INTERNAL FINANCIAL AND INFORMATION SYSTEMS
Like many organizations, the company's most significant exposure to Y2K issues lies in its internal information systems. The company's initial assessment of its Y2K status determined that, while the company had relatively few Y2K specific issues to address, the solutions required the company to undertake a more comprehensive migration of its overall information systems to more current and Y2K compliant technologies. The company identified a set of information systems technologies that are Y2K compliant as its migration target and then identified the steps necessary to assure its successful migration to these target technologies and its Y2K compliance.

The majority of this migration has been completed during the first quarter of 1999. The remaining required steps are scheduled to be completed by September 1, 1999. The company is in the process of obtaining written confirmation of Y2K compliance for each of its target technologies. The company has obtained the majority of these confirmations through direct correspondence with the vendor or via other vendor published materials. In order to insure compliance in this area, the company has mailed a letter/survey to all its information systems vendors.

Management believes that the completion of these steps will eliminate the majority of potential Y2K issues, however, in the worst case scenario, isolated problems may occur that may cause minor interruptions in service. Management is developing a contingency plan for addressing these problems as they occur. This plan will be completed prior to the end of 1999.

PRODUCTION AND OTHER EQUIPMENT THAT UTILIZE EMBEDDED MICROPROCESSORS
Equipment that utilizes embedded microprocessors and associated software may be affected by Y2K problems. Such equipment includes intelligent office equipment such as copiers, heating, ventilation, air conditioning and other building control systems, intelligent production equipment such as CNC machines, test equipment such as coordinate measuring machines, and products for resale which use embedded microprocessors. The company has determined that its production equipment will generally not be impacted by Y2K issues and is obtaining written confirmation of Y2K compliance for equipment which may be at risk. Management believes that, in the worst case scenario, isolated production delays could occur due to compliance problems. Management is developing a contingency plan for addressing these problems as they occur. This plan will be completed prior to the end of 1999.

THIRD-PARTY RELATIONSHIPS
The company's ability to perform is dependent on the ability of its suppliers and vendors to perform. As such, the company's ability to perform may be negatively impacted by a supplier's inability to perform due to its Y2K problems.

The company has identified its current key suppliers and in January 1999 the company mailed surveys to each of these vendors. The company has received replies from approximately two-thirds of the vendors. The company sent follow-up letters to vendors who did not reply to this survey by the end of the first quarter of 1999, and expects to complete an assessment of its Y2K exposure, and develop contingency plans for any Y2K issues that may be identified, in the second quarter of 1999.

The company intends to review this list of suppliers on an ongoing basis to determine compliance levels, identify compliance concerns, develop contingency plans for suppliers with compliance problems, and to add suppliers to the list as necessary.

ESTIMATED COSTS
The company has not fully and completely estimated its Y2K compliance costs at this time. The company has spent approximately $150,000 on hardware and software products and services for its internal information systems to insure Y2K compliance. All costs for Y2K compliance have been expensed in the period incurred and have been paid for from operating funds. The company does not anticipate any additional significant outside expenditures in order to achieve compliance.

While the company has not completed its assessment of the estimated internal time and associated wages for compliance activities, it estimates that its total compliance cost (including external expenditures and internal resources) will be approximately $240,000. The company intends to refine this cost assessment quarterly.

The company believes that it has taken the necessary and appropriate actions required to insure that its Y2K risks are minimal. It believes that it has identified its areas of concern and it believes that it is positioned to complete all necessary activities to assure compliance prior to January 1, 2000.

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




                                                VENTURIAN CORP.
                                                -------------------------------
                                                 (Registrant)


                                            By: /s/ Mary F. Jensen
                                                -------------------------------
                                                Mary F. Jensen
                                                Chief Financial Officer





Date:    May 13, 1999