Form 10-Q
period 1999-06-30
VENTURIAN CORP
filed 1999-08-12
CIK 745756

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended June 30, 1999

                                       OR

_     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


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

Yes   X     No
      -        --

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practical date:
                                                   Outstanding at August 9, 1999
                                                   -----------------------------
$1.00 par value common shares                                   1,218,368

                        VENTURIAN CORP. AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX




PART I.     Financial Information



      Item 1.

            Consolidated Condensed Balance Sheets
            June 30, 1999 and December 31, 1998                                3

            Consolidated Condensed Statements of Operations
            Three and six months ended June 30, 1999 and 1998                  4

            Consolidated Condensed Statements of Cash Flows
            Six months ended June 30, 1999 and 1998                            5

            Notes to Consolidated Condensed Financial
            Statements                                                         6


      Item 2.

            Management's Discussion and Analysis of
            the Results of Operations and Financial Condition                 11



PART II.    Other information

            Item 6.  Exhibits and Reports on Form 8-K                         20

                        Venturian Corp. and Subsidiaries
                     Consolidated Condensed Balance Sheets
                                 (In thousands)
                                  (Unaudited)

                                                     June 30,   December 31,
                                                       1999         1998
                                                     --------     --------
                                                    (Unaudited)
Current assets
  Cash and cash equivalents                          $  1,921     $  3,009
  Restricted cash                                         710          790
  Accounts receivable, less allowance
    for doubtful accounts of $217
    in June 1999 and in December 1998                   4,804        4,579
  Inventories                                           4,681        4,587
  Prepaid expenses                                        173          223
                                                     --------     --------

    Total current assets                               12,289       13,188

Property and equipment - at cost
  Buildings and improvements                            1,916        1,916
  Equipment                                             6,315        6,144
                                                     --------     --------
                                                        8,231        8,060
  Less accumulated depreciation and amortization        5,952        5,739
                                                     --------     --------
                                                        2,279        2,321
  Land                                                    230          230
                                                     --------     --------
                                                        2,509        2,551

Other assets
  Cash surrender value of life insurance, net           3,601        3,445
  Rental real estate, net of depreciation               2,810        2,891
  Other                                                   383          405
                                                     --------     --------
                                                        6,794        6,741
                                                     --------     --------

                                                     $ 21,592     $ 22,480
                                                     ========     ========

Liabilities and Shareholders' Equity
Current liabilities
  Bank overdraft                                     $    470     $    161
  Current maturities of long-term debt                    211          211
  Accounts payable                                      1,854        1,565
  Advances from customers                                 105           36
  Accrued liabilities                                   1,262        2,206
                                                     --------     --------

    Total current liabilities                           3,902        4,179

Long-term debt, less current maturities                 4,284        4,424

Deferred compensation and postretirement benefits       2,035        2,180

Commitments and contingencies                              --           --

Shareholders' equity
  Common stock - $1 par value                           1,217        1,212
  Additional contributed capital                       16,044       16,016
  Accumulated deficit                                  (5,890)      (5,531)
                                                     --------     --------
                                                       11,371       11,697
                                                     --------     --------

                                                     $ 21,592     $ 22,480
                                                     ========     ========


The accompanying notes are an integral part of these statements.

                        Venturian Corp. and Subsidiaries
                Consolidated Condensed Statements of Operations
                 (Dollars in thousands, except per share data)
                                  (Unaudited)

                                                      Three months ended               Six months ended
                                                            June 30,                        June 30,
                                                  ---------------------------     ---------------------------
                                                     1999             1998           1999             1998
                                                  -----------     -----------     -----------     -----------
Net sales                                         $     5,664     $    12,679     $    12,738     $    20,075

Cost of products sold                                   4,253           9,255           9,251          14,287
                                                  -----------     -----------     -----------     -----------
  Gross profit                                          1,411           3,424           3,487           5,788

Operating expenses
  Sales and marketing                                     732             869           1,532           1,811
  Administrative                                          731           1,018           1,476           1,688
  Warehousing                                             383             461             862           1,005
                                                  -----------     -----------     -----------     -----------
    Total operating expenses                            1,846           2,348           3,870           4,504
                                                  -----------     -----------     -----------     -----------
Operating profit (loss)                                  (435)          1,076            (383)          1,284

Other income (expense)
  Investment income                                        16              15              42              20
  Interest expense                                       (142)           (208)           (292)           (427)
  Rental income                                           184             174             274             292
  Gain from life insurance proceeds                        --              --              --             196
  Other                                                    --              --              --               4
                                                  -----------     -----------     -----------     -----------
    Total                                                  58             (19)             24              85
                                                  -----------     -----------     -----------     -----------

Earnings (loss) before income taxes and
 equity in losses of unconsolidated subsidiary           (377)          1,057            (359)          1,369

Income taxes                                               --              35              --              35
                                                  -----------     -----------     -----------     -----------
Earnings (loss) before equity
  in losses of unconsolidated subsidiary                 (377)          1,022            (359)          1,334

Equity in losses of unconsolidated subsidiary              --            (540)             --          (1,040)
                                                  -----------     -----------     -----------     -----------

Net earnings (loss)                               $      (377)    $       482     $      (359)    $       294
                                                  ===========     ===========     ===========     ===========



Net earnings (loss) per share - Basic             $      (.31)    $       .43     $      (.30)    $       .26
                                                  ===========     ===========     ===========     ===========

Net earnings (loss) per share - Diluted           $      (.31)    $       .41     $      (.30)    $       .25
                                                  ===========     ===========     ===========     ===========

Weighted average shares outstanding
  Basic                                             1,215,735       1,132,762       1,214,101       1,131,348
  Diluted                                           1,215,735       1,183,514       1,214,101       1,162,928

The accompanying notes are an integral part of these statements.

                        Venturian Corp. and Subsidiaries
                Consolidated Condensed Statements of Cash Flows
                             (Dollars in thousands)
                                  (Unaudited)

                                                            Six months ended
                                                                 June 30,
                                                            1999         1998
                                                           -------     -------


  Cash flows from operating activities:
    Net earnings (loss)                                     $ (359)    $   294
    Adjustments to reconcile net earnings (loss) to net
      cash provided by (used in) operating activities:
        Depreciation and amortization                          294         261
        Issuance of common stock for services                   30          30
        Gain from life insurance proceeds                       --        (196)
        Equity in losses of unconsolidated subsidiary           --       1,040
        Change in assets and liabilities:
          Restricted cash                                      (94)     (2,147)
          Accounts receivable                                 (225)     (1,452)
          Inventories                                           80      (3,121)
          Prepaid expenses                                      50         350
          Accounts payable                                     289       1,082
          Advances from customers                               69       1,743
          Accrued liabilities                                 (944)      2,196
          Deferred compensation and
            postretirement benefits                             69         116
          Payments on deferred compensation
           and postretirement benefits                        (214)       (178)
                                                           -------     -------
        Total adjustments                                     (596)       (276)
                                                           -------     -------
  Net cash used in operating activities                       (955)         18

Cash flows from investing activities:
  Purchase of property and equipment                          (171)       (277)
  Increase in cash surrender value                            (156)       (207)
  Proceeds from life insurance                                  --         828
  Other                                                         22           6
                                                           -------     -------

  Net cash provided by (used in) investing activities         (305)        350

Cash flows from financing activities
  Bank overdraft                                               309         (15)
  Payments on long-term debt                                  (140)       (176)
  Proceeds from long-term debt                                  --         160
  Proceeds from line of credit                                  --       6,450
  Payments on line of credit                                    --      (7,000)
  Proceeds from issuance of common stock                         3          --
                                                           -------     -------

  Net cash provided by (used in) financing activities          172        (581)
                                                           -------     -------


Net decrease in cash and cash equivalents                   (1,088)       (213)
Beginning cash and cash equivalents                          3,009         473
                                                           -------     -------

Ending cash and cash equivalents                           $ 1,921     $   260
                                                           =======     =======

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                               $   178     $   296
    Income taxes                                                 6           2


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


NOTE B - INVENTORIES

            Inventories are stated at the lower of cost or market, principally using the specific identification method. A portion of Napco's inventory is acquired on a speculative basis in varying quantities when it becomes available for purchase. Napco's sales of this inventory may vary from the current period to several years. It is the company's practice to classify this inventory, which totaled $2,524,000 at June 30, 1999 and $2,302,000 at December 31, 1998, within current assets. The company's obsolescence policy requires that purchases of this inventory be written off if not sold after four years. The four year period was selected after a review of customers' historical buying patterns and is reviewed annually to determine whether the period continues to be appropriate.


NOTE C - INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

            On February 17, 1999, the company entered into an agreement to redeem its interest in Atio USA for $1,000,000 plus warrants to acquire additional securities of Atio Corporation USA, Inc. ("Atio") representing 300,000 common shares. The redemption agreement is subject to Atio raising additional equity capital of at least $5,000,000 from a third party on or prior to July 31, 1999. In July 1999, the company extended this date to September 30, 1999.

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

Advances on the $4,000,000 line of credit bear interest at the bank's base rate. At June 30, 1999, approximately $2,136,000 was available for cash and letter of credit advances pursuant to the agreement. There were no advances outstanding against this line of credit as of June 30, 1999 and approximately $864,000 in letter of credit advances were outstanding.

The agreement terminated on June 30, 1999 and the bank agreed to extend the line of credit until September 30, 1999 pending completion of their renewal process. Management expects to renew the agreement under similar terms and conditions.

Napco has additional lines of credit available for international transactions such as letters of credit and bid, performance and advance payment guarantees on a transaction basis for which restricted cash balances are required. Letters of credit issued by financial institutions which were collateralized by a restricted cash balance totaled $710,000 as of June 30, 1999.


NOTE D - COMMITMENTS AND CONTINGENCIES

            At June 30, 1999, the company had performance and advance payment guarantees outstanding on various sales contracts totaling $310,000. These guarantees were backed by insurance bonds, which do not require cash collateral.

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

For the three and six months ended June 30, 1999, the company incurred net losses and therefore common stock equivalents related to options of 30,799 and 43,015 for the three and six months ended June 30, 1999 and convertible debentures of 63,005 were excluded from diluted shares outstanding. Additionally, options to purchase 120,100 and 79,350 shares of common stock with an average price of $6.77 and $7.01 were outstanding for the three and six months ended June 30, 1999, but were not included in the computation of diluted net earnings (loss) per share because to do so would have been anti-dilutive.

For the three and six months ended June 30, 1998, 50,752 and 31,581 shares of common stock equivalents were included in the computation of diluted net earnings (loss) per share. Options to purchase 41,600 and 46,300 shares of common stock with an average exercise price of $7.74 and $6.47 per share were outstanding for the three and six months ended June 30, 1998, but were not included in the computation of diluted net earnings (loss) per share because to do so would have been anti-dilutive.

NOTE G - SEGMENT INFORMATION

            During 1999 and 1998, the company had one reportable segment: Napco defense-related products. Napco manufactures and supplies a wide variety of defense-related products to governments and commercial customers around the world. A substantial portion of Napco's sales are replacement parts for U.S. made military and tracked vehicles.

Segment information for the company is as follows (in thousands):

Six months ended June 30,
                                             1999         1998
                                            -------     -------

Revenues from external customers .......    $12,738     $20,075
Segment depreciation and amortization ..        189         162
Segment profit .........................         78       1,698
Segment assets .........................     16,689      22,562


Reconciliation to Consolidated Amounts
                                             1999         1998
                                            -------     -------
Total depreciation and amortization
  for reportable segments ..............    $   189     $   162
Unallocated amount
  for corporate headquarters ...........        105          99
                                            -------     -------
Total consolidated depreciation
 and amortization ......................    $   294     $   261
                                            =======     =======

Profit or Loss

Total profit or loss
 for reportable segments ...............    $    78     $ 1,698
Unallocated amounts
  Corporate headquarters ...............       (461)       (414)
  Rental income, net ...................        274         292
  Gain from life insurance proceeds ....         --         196
  Interest, net ........................       (250)       (407)
  Other ................................         --           4
                                            -------     -------
Consolidated earnings (loss) before
  income taxes and equity in losses
  of unconsolidated subsidiary .........    $  (359)    $ 1,369
                                            =======     =======



Major Customers

Sales to a customer in one foreign country accounted for approximately 18 percent of Napco's sales for the six months ended June 30, 1999. Sales to a customer in one other foreign country accounted for approximately 22 percent of Napco's sales for the six months ended June 30, 1998. In general, the company considers Napco's sales to customers in specific countries to be more relevant than sales to individual foreign customers because the primary risks with respect to its export sales relate to political decisions by the U.S. government, which could prevent future sales to foreign nations, or monetary, military or economic conditions in certain countries that may affect sales in such countries.

Sales to U.S. government agencies accounted 36 percent of Napco's sales for the six months ended June 30, 1998.

NOTE H - SUBSEQUENT EVENT

At its regular meeting of the Board of Directors on August 5, 1999, the company's Board declared a one-for-ten stock split which will be distributed on or about October 15, 1999, to shareholders of record on September 30, 1999. The Board also declared a $.05 per share cash dividend that will be paid on September 30, 1999, to shareholders of record on September 15, 1999. Net earnings (loss) per share has not been restated to reflect the effects of the one-for-ten stock split.

                        VENTURIAN CORP. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                             June 30, 1999 and 1998



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

With respect to Napco International, one of the primary risks relates to its export sales, which could be affected by political decisions by the U.S. government, which could prevent future sales to foreign nations, or monetary, military or economic conditions in certain countries that may affect sales in such countries. Management believes that these risks are reduced by Napco's wide geographic and product diversification. While historically there has not been a reliance on one single customer, sales to U.S. government agencies accounted for approximately 36 percent of net sales for the six months ended June 30, 1998. For the year ended December 31, 1998, sales to U.S. government agencies accounted for approximately 35 percent of Napco sales. For the six months ended June 30, 1999, sales to a customer in a foreign country accounted for 18 percent of net sales. For the year ended December 31, 1998, sales to a customer in one other foreign country accounted for 20 percent of net sales. Other factors such as competition, the potential for labor disputes and interruption in sources of supply also could cause results to differ.

RESULTS OF OPERATIONS

Net Sales

Napco sales decreased to $5,664,000 for the three months ended June 30, 1998, down approximately 55 percent from $12,679,000 for the three months ended June 30, 1998. For the six months ended June 30, 1999 and 1998, Napco sales were $12,738,000 and $20,075,000. Management had expected that second quarter and year-to-date sales in 1999 would be down based on a lower backlog at the start of the year (see Backlog).

Sales for both the three and six month periods in 1998 were up significantly due to shipments against two large programs. Sales on a Napco $15.9 million contract with the U.S. Government for M113 upgrade kits totaled approximately $5,339,000 during the second quarter and $6,795,000 for the first six months of 1998. Shipments against a contract for repowering kits for the M41 light tank totaled approximately $2,581,000 and $3,079,000 for the same periods a year ago.


Costs of Products Sold

For the second quarter, cost of products sold was approximately 75 percent of net sales in 1999 and 73 percent of net sales in 1998. Cost of products sold for Napco sales was 73 percent and 71 percent of net sales for the six months ended June 30, 1999 and 1998, respectively.

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

Operating Expenses

Napco operating expenses decreased to $1,605,000 for the second quarter of 1999, compared with $2,119,000 for the second quarter of last year. On a year-to-date basis, Napco operating expenses were also down in 1999, totaling $3,409,000, compared with $4,090,000 in 1998.

Napco sales and marketing expenses decreased by $137,000 to $732,000 in this year's second quarter from $869,000 for the same period a year ago. Commission expense included in sales and marketing expense was $125,000, or approximately 2 percent of net sales during the second quarter of 1999, compared with $97,000, or approximately 1 percent of net sales during the second quarter a year ago. Napco paid no commission on either of the two large programs that comprised a significant portion of sales during the second quarter in 1998, resulting in the lower percentage of commission expense a year ago. Excluding commission expense, Napco sales and marketing expenses decreased by $165,000 to $607,000 in this year's second quarter from $772,000 for the same period in 1998. Napco sales and marketing expenses were $1,532,000 and $1,811,000 for the six months ended June 30, 1999 and 1998. Excluding commission expense, Napco sales and marketing expenses were $1,257,000 for the six months ended June 30, 1999 and $1,436,000 for the same period a year ago. Sales and marketing expenses decreased in part due to lower bank charges and bad debt reserves as a result of the decrease in sales. In addition, Napco has reduced certain other expenditures, also in response to lower sales.

Napco administrative expenses decreased to $490,000 in the second quarter of 1998, from $789,000 for the same period a year ago. Year-to-date administrative expenses were $1,015,000 and $1,274,000 in 1999 and 1998. In 1999's second quarter, Napco reduced certain administrative expenses as a result of the lower level of sales. These reductions were offset in part due to expenses incurred to upgrade Napco's information systems. Administrative expenses were up in the second quarter and year-to-date in 1998, primarily due to incentive compensation accruals.

Napco warehousing expense was $383,000 during the second quarter of 1999, compared with $461,000 for the same period last year. Year-to-date warehousing expenses decreased to $862,000 in 1999, down from $1,005,000 for the first half of 1998. Higher costs during both periods last year were attributable to higher warehousing costs associated with the large U.S. Government program.

Corporate overhead expenses, included in administrative expense, were $241,000 in the second quarter of 1999, compared with $229,000 for the same period a year earlier. Year-to-date corporate overhead expenses were $461,000 in 1999 compared with $414,000 in 1998. Higher expense levels in both the quarter and year-to-date periods are mainly attributable to costs incurred in connection with pursuing the company's strategy of becoming a participant in the consolidating defense industry.


Operating Profit (Loss)

The company reported an operating loss of $435,000 for the second quarter of 1999, compared with an operating profit of $1,076,000 for the second quarter last year. On a year-to-date basis, the company reported an operating loss of $383,000 in 1999, compared with an operating profit of $1,284,000 for the first half of 1998.

Napco reported an operating loss of $194,000 for the quarter ended June 30, 1999, compared with an operating profit of

$1,305,000 for the second quarter last year. For the first half of 1999, Napco reported an operating profit of $78,000, compared with an operating profit of $1,698,000 reported for the first six months of 1998. The second quarter operating loss and low level of year-to-date profit in 1999 are attributable to the decline in sales this year.


Other Income (Expense)

Other income includes rental income, net of expenses, of $184,000 and $174,000 for the second quarters of 1999 and 1998. Year-to-date, rental income, net of expenses, was $274,000 in 1999 and $292,000 in 1998.

Other income in 1998 included a $196,000 gain from life insurance proceeds recorded during the first quarter.

Interest expense decreased to $142,000 in the second quarter of 1999, from $208,000 for the same period a year ago. Interest expense was $292,000 for the first half of 1999, compared with $427,000 for the first six months of 1998. Higher interest expense in 1998 was attributable to increased borrowings against the company's line of credit, which were required to finance the higher level of sales.

Income Taxes

The company did not record a tax benefit for the quarter and six months ended June 30, 1999 because no taxes would have been recoverable from a carryback of the net loss. The company recorded income tax expense of $35,000 for the three and six months ended June 30, 1998. While the company had net operating loss carryforwards sufficient to offset a substantial portion of its taxable income in 1998, income tax expense was attributable to alternative minimum tax.


Equity in Losses of Unconsolidated Subsidiary

The company recorded $540,000 and $1,040,000 of equity in losses of unconsolidated subsidiary for its 45 percent share of Atio USA's losses for the three and six months ended June 30, 1998. The company's investment in Atio USA was fully written off during the second quarter last year.

Backlog

Napco's backlog was $16,617,000 at June 30, 1999, compared with $24,789,000 at June 30, 1998, which included approximately $6 million from a $15.9 million contract from the U.S. Tank-Automotive Armaments Command (TACOM) for upgrade kits for 659 M113 armored personnel carriers. This order was substantially shipped during 1998 and was fully completed during the first quarter of 1999.

Backlog at December 31, 1998 was $12,266,000. Year end backlog can indicate the level of sales in the subsequent year. Therefore, management expects that 1999 sales will be significantly lower than in 1998 based on December 31, 1998 backlog. In February 1999, Napco received a $4.5 million order from TACOM for upgrade kits for 164 armored personnel carriers. This order is a follow-on to the earlier $15.9 million order. For the first six months of 1999, Napco has booked a total of $16,220,000 in new orders, up approximately 60 percent over new order of $10,126,000 as of June 30, 1998.


FINANCIAL CONDITION

The company's current ratio was 3.1 to one at June 30, 1999, compared with 3.2 to one at the end of 1998. Long-term debt at June 30, 1999 and December 31, 1998 was $4,284,000 and $4,424,000, and was approximately 20 percent of total assets. Cash and cash equivalents at June 30, 1999 were $1,921,000, compared with $3,009,000 at December 31, 1998.

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

Advances on the $4,000,000 line of credit bear interest at the bank's base rate. At June 30, 1999, approximately $2,136,000 was available for cash and letter of credit advances pursuant to the agreement. There were no cash advances outstanding against this line of credit at June 30, 1999 and approximately $864,000 in letter of credit advances were outstanding.

Napco has additional lines of credit available for international transactions on a transaction basis for which restricted cash balances are required. Letters of credit issued by financial institutions which were collateralized by a restricted cash balance totaled $710,000 as of June 30, 1999.


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

            Inflation has not adversely affected the company's business and financial performance. The company is not capital intensive and, therefore, depreciation on a current cost basis would not significantly affect results. The company had no material commitments for capital expenditures as of June 30, 1999.

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

The major portion of this migration was completed during the first half of 1999. The remaining required steps are scheduled to be completed by September 1, 1999. The company is in the process of obtaining written confirmation of Y2K compliance for each of its target technologies. The company has obtained the majority of these confirmations through direct correspondence with the vendor or via other vendor published materials. In order to insure compliance in this area, the company has mailed a letter/survey to all its information systems vendors.

Management believes that the completion of these steps will eliminate the majority of potential Y2K issues; however, in the worst case scenario, isolated problems may occur that may cause minor interruptions in service. Management is developing a contingency plan for addressing these problems as they occur. This plan will be completed prior to the end of 1999.

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

The company has identified its current key suppliers and in January 1999 began a process of assessing the compliance status and plans of these key suppliers. The company categorized its key suppliers based on the importance of the supplier to the company's business. Initially, surveys were mailed to all suppliers and the company continues to follow-up with suppliers who have not yet responded or are not yet compliant. Based on the results to date of this assessment process, the company believes the risk of disruption to its business due to a non-compliant supplier to be minimal.

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

While the company has not completed its assessment of the estimated internal time and associated wages for compliance activities, it estimates that its total compliance cost (including external expenditures and internal resources) will be approximately $250,000. The company has updated this cost assessment quarterly.

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


Shareholder Information

The company's common stock is traded on the Nasdaq Stock Market's National Market. On May 20, 1999, Nasdaq notified the company that it was not in compliance with the Nasdaq' public float requirement which requires a minimum value of $5,000,000 for shares not held directly or indirectly by any officer or director, and any other person who is the beneficial owner of more than 10 percent of the total shares outstanding. Nasdaq advised the company that it would be provided ninety calendar days in which to regain compliance with the public float requirement. If the company is unable to demonstrate compliance with the minimum $5,000,000 market value of public float requirement on or before the end of the ninety day period ending August 20, 1999, the company's securities will be delisted by Nasdaq at the opening of business on August 24, 1999.

At its regular meeting of the Board of Directors on August 5, 1999, the company's Board declared a one-for-ten stock split which will be distributed on or about October 15, 1999, to shareholders of record on September 30, 1999. The Board also declared a $.05 per share cash dividend that will be paid on September 30, 1999, to shareholders of record on September 15, 1999.

Based upon the dividend action taken by the board and recent trading levels of Venturian common stock, which has been at or near the price required to demonstrate compliance with the public float requirement since July 28, 1999, the company intends to request an extension of time in which to meet the NASDAQ requirement.

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


Date:       August 12, 1999