Form 10-K405/A
period 1998-12-31
VENTURIAN CORP
filed 1999-09-30
CIK 745756

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A-1

              _X_ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                   For the fiscal year ended December 31, 1998

                                       OR
            ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                             Commission file number

                                     0-12117
                                     -------

                                 VENTURIAN CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Minnesota                                     41-1460782
- -------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

 11111 Excelsior Boulevard, Hopkins, MN                                 55343
- ----------------------------------------                              ----------
(Address of principal executive offices)                              (Zip code)

Registrant's telephone number, including area code                  612-931-2500
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

                            FILING OF REVISED ITEM 14


            On March 30, 1999, Venturian Corp. (the "Company") filed its Annual Report on Form 10-K for the Fiscal Year ended December 31, 1998 (the "Form 10-K"). Item 14 (d)(1) was omitted from the Form 10-K, because the separate financial statements of the company's subsidiary (ATIO Corporation USA, Inc.), which is not consolidated and fifty percent or less owned, were not complete and available for filing at such time. The sole purpose of this Amendment 10-K/A-1 is to file Item 14 (d)(1).

            Other than such amended Item 14, this Amendment 10-K/A-1 contains no financial statements, financial statement schedules, exhibits and or other papers and documents.

Item 14. Exhibits, Financial Statement Schedules and Reports on 8-K


(d) Separate financial statements of subsidiaries not consolidated and fifty percent or less owned persons

(1)         Exhibit (99)

            Financial Statements of
            ATIO Corporation USA, Inc.

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


/s/ Gary B. Rappaport
Gary B. Rappaport
Chairman of the Board, Director and
Chief Executive Officer                                  September 30, 1999


/s/ Don M. House, Jr.
Don M. House, Jr.
President and Chief Operating Officer                    September 30, 1999


/s/ Morris M. Sherman
Morris M. Sherman
Director                                                 September 30, 1999


/s/ Charles B. Langevin
Charles B. Langevin
Director                                                 September 30, 1999


/s/ Stuart B. Utgaard
Stuart B. Utgaard
Director                                                 September 30, 1999


/s/ Richard F. McNamara
Richard F. McNamara
Director                                                 September 30, 1999


/s/ Mary F. Jensen
Mary F. Jensen
Controller, Treasurer and
Chief Financial Officer                                  September 30, 1999