Form 10-Q
period 1999-09-30
VENTURIAN CORP
filed 1999-11-12
CIK 745756

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended September 30, 1999

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

Yes _X_     No ___

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practical date:

                                        Outstanding at November 10, 1999
                                        --------------------------------
$1.00 par value common shares                       1,340,409

                        VENTURIAN CORP. AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX


PART I.   Financial Information


          Item 1.

                Consolidated Condensed Balance Sheets
                September 30, 1999 and December 31, 1998                      3

                Consolidated Condensed Statements of Earnings
                Three and nine months ended
                September 30, 1999 and 1998                                   4

                Consolidated Condensed Statements of Cash Flows
                Nine months ended September 30, 1999 and 1998                 5

                Notes to Consolidated Condensed Financial
                Statements                                                    6


          Item 2.

                Management's Discussion and Analysis of
                the Results of Operations and Financial Condition            11


PART II.  Other information

          Item 6.  Exhibits and Reports on Form 8-K                          20

                        Venturian Corp. and Subsidiaries
                     Consolidated Condensed Balance Sheets
                                 (In thousands)


                                                 September 30,  December 31,
                                                         1999          1998
                                                     --------      --------
                                                    (Unaudited)
Current assets
  Cash and cash equivalents                          $    492      $  3,009
  Restricted cash                                         742           790
  Marketable securities                                   817            --
  Accounts receivable, less allowance
    for doubtful accounts of $231
    in September 1999 and $217 in December 1998         6,032         4,579
  Inventories                                           5,518         4,587
  Prepaid expenses                                        310           223
                                                     --------      --------

    Total current assets                               13,911        13,188

Property and equipment - at cost
  Buildings and improvements                            1,916         1,916
  Equipment                                             6,415         6,144
                                                     --------      --------
                                                        8,331         8,060
  Less accumulated depreciation and amortization        6,059         5,739
                                                     --------      --------
                                                        2,272         2,321
  Land                                                    230           230
                                                     --------      --------
                                                        2,502         2,551

Other assets
  Cash surrender value of life insurance, net           3,633         3,445
  Rental real estate, net of depreciation               2,769         2,891
  Other                                                   381           405
                                                     --------      --------
                                                        6,783         6,741
                                                     --------      --------

                                                     $ 23,196      $ 22,480
                                                     ========      ========

Liabilities and Shareholders' Equity
Current liabilities
  Bank overdraft                                     $    476     $    161
  Notes payable to banks                                  800           --
  Current maturities of long-term debt                    245          211
  Accounts payable                                      2,145        1,565
  Advances from customers                                 245           36
  Accrued liabilities                                   1,328        2,206
                                                     --------     --------

    Total current liabilities                           5,239        4,179

Long-term debt, less current maturities                 4,213        4,424

Deferred compensation and postretirement benefits       1,989        2,180

Commitments and contingencies                              --           --

Shareholders' equity
  Common stock - $1 par value                           1,341        1,333
  Additional contributed capital                       15,925       15,895
  Accumulated deficit                                  (5,511)      (5,531)
                                                     --------     --------
                                                       11,755       11,697
                                                     --------     --------

                                                     $ 23,196     $ 22,480
                                                     ========     ========


The accompanying notes are an integral part of these statements.

                        Venturian Corp. and Subsidiaries
                 Consolidated Condensed Statements of Earnings
            (Dollars in thousands, except share and per share data)
                                  (Unaudited)

                                                      Three months ended               Nine months ended
                                                         September 30,                   September 30,
                                                     1999            1998            1999            1998
                                                  -----------     -----------     -----------     -----------
Net sales                                         $     5,164     $    12,209     $    17,902     $    32,284

Cost of products sold                                   3,706           8,665          12,957          22,952
                                                  -----------     -----------     -----------     -----------
  Gross profit                                          1,458           3,544           4,945           9,332

Operating expenses
  Sales and marketing                                     743             837           2,275           2,648
  Administrative                                          648           1,120           2,124           2,808
  Warehousing                                             468             410           1,330           1,415
                                                  -----------     -----------     -----------     -----------
    Total operating expenses                            1,859           2,367           5,729           6,871
                                                  -----------     -----------     -----------     -----------
Operating profit (loss)                                  (401)          1,177            (784)          2,461

Other income (expense)
  Investment income                                        12              32              54              52
  Interest expense                                       (148)           (191)           (440)           (618)
  Rental income                                           160             180             434             472
  Gain from demutualization                               817              --             817              --
  Gain from life insurance proceeds                        --              --              --             196
  Other                                                    --               2              --               6

                                                  -----------     -----------     -----------     -----------
    Total                                                 841              23             865             108
                                                  -----------     -----------     -----------     -----------

Earnings before income taxes and
 equity in losses of unconsolidated subsidiary            440           1,200              81           2,569

Income taxes                                               --             184              --             219
                                                  -----------     -----------     -----------     -----------

Earnings before equity
  in losses of unconsolidated subsidiary                  440           1,016              81           2,350

Equity in losses of unconsolidated subsidiary              --              --              --          (1,040)
                                                  -----------     -----------     -----------     -----------

Net earnings                                      $       440     $     1,016     $        81     $     1,310
                                                  ===========     ===========     ===========     ===========



Net earnings per share - Basic                    $       .33     $       .77     $       .06     $      1.03
                                                  ===========     ===========     ===========     ===========

Net earnings per share - Diluted                  $       .32     $       .72     $       .06     $      1.00
                                                  ===========     ===========     ===========     ===========

Weighted average shares outstanding
  Basic                                             1,336,767       1,316,789       1,335,930       1,268,585
  Diluted                                           1,392,581       1,413,819       1,386,079       1,324,088


The accompanying notes are an integral part of these statements.

                        Venturian Corp. and Subsidiaries
                Consolidated Condensed Statements of Cash Flows
                             (Dollars in thousands)
                                  (Unaudited)



                                                            Nine months ended
                                                              September 30,
                                                            1999         1998
                                                          --------     --------


  Cash flows from operating activities:
    Net earnings                                          $     81     $  1,310
    Adjustments to reconcile net earnings to net
      cash provided by (used in) operating activities:
        Depreciation and amortization                          442          391
        Gain from demutualization                             (817)          --
        Issuance of common stock for services                   30           31
        Gain from life insurance proceeds                       --         (196)
        Equity in losses of unconsolidated subsidiary           --        1,040
        Change in assets and liabilities:
          Restricted cash                                       48         (756)
          Accounts receivable                               (1,453)      (2,892)
          Inventories                                         (931)      (1,260)
          Prepaid expenses                                     (87)         149
          Accounts payable                                     580       (1,949)
          Advances from customers                              209        1,002
          Accrued liabilities                                 (878)       3,789
          Deferred compensation and
            postretirement benefits                            123          180
          Payments on deferred compensation
           and postretirement benefits                        (314)        (273)
                                                          --------     --------
        Total adjustments                                   (3,048)        (744)
                                                          --------     --------
  Net cash provided by (used in) operating activities       (2,967)         566

Cash flows from investing activities:
  Purchase of property and equipment                          (271)        (318)
  Increase in cash surrender value                            (188)        (286)
  Proceeds from life insurance                                  --          828
  Other                                                         24            9
                                                          --------     --------

  Net cash provided by (used in) investing activities         (435)         233

Cash flows from financing activities
  Bank overdraft                                               315         (178)
  Payments on long-term debt                                  (177)        (295)
  Proceeds from long-term debt                                  --          664
  Proceeds from line of credit                                 800       11,000
  Payments on line of credit                                    --      (12,400)
  Payment of dividends                                         (61)          --
  Proceeds from issuance of common stock                         8          403
                                                          --------     --------

  Net cash provided by (used in) financing activities          885         (806)
                                                          --------     --------


Net decrease in cash and cash equivalents                   (2,517)          (7)
Beginning cash and cash equivalents                          3,009          473
                                                          --------     --------

Ending cash and cash equivalents                          $    492     $    466
                                                          ========     ========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                              $    312     $    434
    Income taxes                                                 6           51


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


NOTE B - INVENTORIES

            Inventories are stated at the lower of cost or market, principally using the specific identification method. A portion of Napco's inventory is acquired on a speculative basis in varying quantities when it becomes available for purchase. Napco's sales of this inventory may vary from the current period to several years. It is the company's practice to classify this inventory, which totaled $2,340,000 at September 30, 1999 and $2,302,000 at December 31, 1998,
within current assets. The company's obsolescence policy requires that purchases of this inventory be written off if not sold after four years. The four year period was selected after a review of customers' historical buying patterns and is reviewed annually to determine whether the period continues to be appropriate.


NOTE C - INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

            On February 17, 1999, the company entered into an agreement to redeem its interest in Atio USA for $1,000,000 plus warrants to acquire additional securities of Atio Corporation USA, Inc. ("Atio") representing 300,000 common shares. The redemption agreement was subject to Atio raising additional equity capital of at least $5,000,000 from a third party on or prior to July 31, 1999. In July 1999, the company extended this date to September 30, 1999.

The agreement expired on September 30, 1999 and has not been extended.


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

Advances on the $4,000,000 line of credit bear interest at the bank's base rate. At September 30, 1999, approximately $1,196,000 was available for cash and letter of credit advances pursuant to the agreement. At September 30, 1999, $800,000 in cash advances were outstanding against this line of credit and approximately $1,004,000 in letter of credit advances were outstanding.

The agreement terminated on June 30, 1999 and the bank agreed to extend the line of credit until September 30, 1999 pending completion of their renewal process. Management has been advised that the bank's credit committee has approved a request to renew the agreement under similar terms and conditions.

Napco has additional lines of credit available for international transactions such as letters of credit and bid, performance and advance payment guarantees on a transaction basis for which restricted cash balances are required. Letters of credit issued by financial institutions which were collateralized by a restricted cash balance totaled $742,000 as of September 30, 1999.


NOTE E - COMMITMENTS AND CONTINGENCIES

            At September 30, 1999, the company had performance and advance payment guarantees outstanding on various sales contracts totaling $310,000. These guarantees were backed by insurance bonds, which do not require cash collateral.

The company is subject to various legal proceedings in the normal course of business. Management believes the outcome of these proceedings will not have a material adverse effect on the company's financial position or results of operations.

NOTE F - RISKS AND UNCERTAINTIES

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


NOTE G - GAIN FROM DEMUTUALIZATION

            The company holds investments in certain life insurance policies issued by Manulife Financial Corporation. As a result of the demutualization of Manulife in September 1999, the company has recorded a gain of $817,000 based on the price of the shares issued to the company on the date of the demutualization.


NOTE H - NET EARNINGS (LOSS) PER SHARE

            The company's basic net earnings (loss) per share amounts is computed by dividing net earnings (loss) by the weighted average number of outstanding common shares. The company's diluted net earnings (loss) per share is computed by dividing net earnings (loss), plus the interest expense (net of tax) applicable to convertible debentures by the weighted average number of outstanding common shares and common share equivalents relating to stock options and convertible debentures, when dilutive.

For the three and nine months ended September 30, 1999, 55,814 and 50,149 shares of common stock equivalents were included in the computation of diluted net earnings (loss) per share. Options to purchase 44,110 and 72,893 shares of common stock with an average exercise price of $7.03 and $6.51 per share were outstanding for the three and nine months ended September 30, 1999, but were not included in the computation of diluted net earnings (loss) per share because to do so would have been anti-dilutive. Additionally, 69,306 shares from the assumed conversion of convertible debentures at $7.27 per share were not included in the computation of diluted net earnings (loss) per share for the three and nine months ended September 30, 1999 because to do so would have been anti-dilutive.

For the three and nine months ended September 30, 1998, 97,030 and 55,503 shares of common stock equivalents were included in the computation of diluted net earnings (loss) per share, including 46,203 and 15,401 shares of common stock equivalents based on the assumed conversion of convertible debentures. Options to purchase 258,115 and 242,861 shares of common stock with an average exercise price of $4.90 and $4.75 were outstanding for the three and nine months ended September 30, 1998, but were not included in the computation of diluted net loss per share because to do so would have been anti-dilutive.

In August 1999, the company's Board declared a one-for-ten stock split which was distributed on October 15, 1999, to shareholders of record on September 30, 1999. The Board also declared a $.045 per share cash dividend that was paid on September 30, 1999, to shareholders of record on September 15, 1999. Share and per share data has been restated to reflect the effects of the one-for-ten stock split.


NOTE I - SEGMENT INFORMATION

            During 1999 and 1998, the company had one reportable segment: Napco defense-related products. Napco manufactures and supplies a wide variety of defense-related products to governments and commercial customers around the world. A substantial portion of Napco's sales are replacement parts for U.S. made military and tracked vehicles.

Major Customers

Sales to a customer in one foreign country accounted for approximately 15 percent of Napco's sales for the nine months ended September 30, 1999. Sales to a customer in one other foreign country accounted for approximately 28 percent of Napco's sales for the nine months ended September 30, 1998. In general, the company considers Napco's sales to customers in specific countries to be more relevant than sales to individual foreign customers because the primary risks with respect to its export sales relate to political decisions by the U.S. government, which could prevent future sales to foreign nations, or monetary, military or economic conditions in certain countries that may affect sales in such countries.

Sales to U.S. government agencies accounted for 28 percent of Napco's sales for the nine months ended September 30, 1998.

                        VENTURIAN CORP. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                           September 30, 1999 and 1998



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

With respect to Napco International, one of the primary risks relates to its export sales, which could be affected by political decisions by the U.S. government, which could prevent future sales to foreign nations, or monetary, military or economic conditions in certain countries that may affect sales in such countries. Management believes that these risks are reduced by Napco's wide geographic and product diversification. While historically there has not been a reliance on one single customer, sales to U.S. government agencies accounted for approximately 28 percent of net sales for the nine months ended September 30, 1998. For the year ended December 31, 1998, sales to U.S. government agencies accounted for approximately 35 percent of Napco sales. For the nine months ended September 30, 1999, sales to a customer in a foreign country accounted for 15 percent of net sales. For the year ended December 31, 1998, sales to a customer in one other foreign country accounted for 20 percent of net sales. Other factors such as competition, the potential for labor disputes and interruption in sources of supply also could cause results to differ.

RESULTS OF OPERATIONS

Net Sales

Napco sales decreased to $5,164,000 for the three months ended September 30, 1999, a decrease of approximately 58 percent from $12,209,000 for the three months ended September 30, 1998. For the nine months ended September 30, 1999 and 1998, Napco sales were $17,902,000 and $32,284,000, respectively. Management had expected that third quarter and year-to-date sales in 1999 would be down based on a lower backlog at the start of the year (see Backlog).

Sales for both the three and nine month periods in 1998 were up significantly due to shipments against two large programs. Sales on a Napco $15.9 million contract with the U.S. Government for M113 upgrade kits totaled approximately $1.5 million during the third quarter and $8.2 million for the first nine months of 1998. Shipments against a contract for repowering kits for the M41 light tank totaled approximately $5 million and $8.1 million for the same periods a year ago.


Costs of Products Sold

Cost of products sold was approximately 72 percent of net sales in the third quarter and first nine months of 1999, compared with 71 percent of net sales for the same periods in 1998.

Napco markets a wide variety of defense-related products, with relatively high variation in cost of products sold from product to product.


Operating Expenses

Napco operating expenses were $1,694,000 for the third quarter of 1999, down $473,000 from $2,167,000 in the third quarter of last year. On a year-to-date basis, Napco operating expenses decreased by $1,154,000 in 1999, totaling $5,103,000, compared with $6,257,000 in 1998.

Napco sales and marketing expenses decreased to $743,000 in this year's third quarter from $837,000 for the same period a year ago. Commission expense included in sales and marketing expense was $148,000, or approximately 3 percent of net sales during the third quarter of 1999, compared with $245,000, or approximately 2 percent of net sales during the third quarter of 1998. Napco paid no commission on either of the two large programs that comprised a significant portion of sales during the first nine months of 1998, resulting in the lower percentage of commission expense a year ago. Excluding commission expense, Napco sales and marketing expenses of $595,000 were nearly the same in this year's third quarter compared with $592,000 for the prior year third quarter. Napco sales and marketing expenses were $2,275,000 and $2,648,000 for the nine months ended September 30, 1999 and 1998. Excluding commission expense,

Napco sales and marketing expenses were $1,852,000 for the nine months ended September 30, 1999 and $2,028,000 for the nine months ended September 30, 1998. Year-to-date sales and marketing expenses decreased in part due to lower prototype expenses and bad debt reserves. In addition, Napco has reduced certain other expenditures, also in response to lower sales.

Napco administrative expenses decreased to $483,000 in the third quarter of 1999, from $920,000 for the same period a year ago. Nine month administrative expenses were $1,498,000 and $2,194,000 in 1999 and 1998. In 1999's third quarter, certain administrative expenses were lower due to expense reductions made in response to this year's lower level of sales. In addition, administrative expenses were up in the third quarter and year-to-date in 1998 due to incentive compensation accruals.

Napco warehousing expense totaled $468,000 during the third quarter of 1999, compared with $410,000 for the same period last year. Third quarter warehousing expense was higher in comparison to the same period last year due to certain costs that have been incurred in connection with a current U.S. government program (see Backlog). Year-to-date warehousing expenses were $1,330,000 in 1999, down from $1,415,000 for the first nine months of 1998. Warehousing expenses were lower on a year-to-date basis as a result of reductions made in response to lower sales levels this year.

Corporate overhead expenses, included in administrative expense, were $165,000 in the third quarter of 1999, compared with $200,000 for the same period a year earlier. Year-to-date corporate overhead expenses were $626,000 in 1999 compared with $614,000 in 1998.


Operating Profit (Loss)

The company reported an operating loss of $401,000 for the third quarter of 1999, compared with an operating profit of $1,177,000 for the last year's third quarter. On a year-to-date basis, the company reported an operating loss of $784,000 in 1999, compared with an operating profit of $2,461,000 for the first nine months of 1998.

Napco reported an operating loss of $236,000 for the quarter ended September 30, 1999, compared with an operating profit of $1,377,000 for the third quarter last year. For the first nine months of 1999, Napco reported an operating loss of $158,000, compared with an operating profit of $3,075,000 reported for the same period a year ago. The third quarter and nine month operating losses in 1999 are primarily attributable to the decline in sales this year.


Other Income (Expense)

Other income includes rental income, net of expenses, of $160,000 and $180,000 for the third quarters of 1999 and 1998. Year-to-date, rental income, net of expenses, was $434,000 in 1999 and $472,000 in 1998.

The company recorded a gain of $817,000 in the third quarter of 1999 as a result of the demutualization of Manulife Financial Corporation in September 1999. The company holds investments in certain life insurance policies issued by Manulife Financial Corporation, and the gain was recorded based on the price of the shares issued to the company on the date of the demutualization.

Other income in 1998 included a $196,000 gain from life insurance proceeds.

Interest expense was $148,000 in the third quarter of 1999, compared with $191,000 for the same period a year ago. Interest expense was $440,000 and $618,000 for the nine months ended September 30, 1999 and 1998. Higher interest expense in 1998 was attributable to increased borrowings against the company's line of credit, which were required to finance the higher level of sales last year.


Income Taxes

The company did not record tax expense for the quarter and nine months ended September 30, 1999 as the company had net operating loss carry forwards sufficient to offset its taxable income. The company recorded income tax expense of $184,000 and $219,000 for the three and nine months ended September 30, 1998, respectively. While the company had net operating loss carryforwards sufficient to offset a substantial portion of its taxable income in 1998, income tax expense was attributable to alternative minimum tax.


Equity in Losses of Unconsolidated Subsidiary

The company recorded $1,040,000 of equity in losses of unconsolidated subsidiary for its 45 percent share of Atio USA's losses for the nine months ended September 30, 1998.

The company's investment in Atio USA was fully written off during 1998.


Backlog

Year end backlog can indicate the level of sales in the subsequent year. Therefore, management has expected that 1999 sales would be significantly lower than in 1998 based on December 31, 1998 backlog of $12,266,000, compared with backlog of $36,687,000 at December 31, 1997.

Napco's backlog was $17,193,000 at September 30, 1999, compared with $15,855,000 at September 30, 1998.

In February 1999, Napco received a $4.5 million order from TACOM for upgrade kits for 164 armored personnel carriers. This order is a follow-on to an earlier $15.9 million order that was substantially shipped in 1998. For the first nine months of 1999, Napco has booked a total of $23,652,000 in new orders, up approximately 53 percent over new orders of $15,440,000 as of September 30, 1998.


FINANCIAL CONDITION

The company's current ratio was 2.6 to one at September 30, 1999, compared with
3.2 to one at the end of 1998. Long-term debt at September 30, 1999 and December 31, 1998 was $4,213,000 and $4,424,000, and was approximately 20 percent of total assets. Cash and cash equivalents at September 30, 1999 were $492,000, compared with $3,009,000 at December 31, 1998.

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

Advances on the $4,000,000 line of credit bear interest at the bank's base rate. At September 30, 1999, approximately $1,196,000 was available for cash and letter of credit advances pursuant to the agreement. At September 30, 1999, $800,000 in cash advances were outstanding against this line of credit and approximately $1,004,000 in letter of credit advances were outstanding.

The agreement terminated on June 30, 1999 and the bank agreed to extend the line of credit until September 30, 1999 pending completion of their renewal process. Management has been advised that the bank's credit committee has approved a request to renew the agreement under similar terms and conditions.

Napco has additional lines of credit available for international transactions such as letters of credit and bid, performance and advance payment guarantees on a transaction basis for which restricted cash balances are required. Letters of credit issued by financial institutions which were collateralized by a restricted cash balance totaled $742,000 as of September 30, 1999.

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

            Inflation has not adversely affected the company's business and financial performance. The company is not capital intensive and, therefore, depreciation on a current cost basis would not significantly affect results. The company had no material commitments for capital expenditures as of September 30, 1999.


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

INTERNAL FINANCIAL AND INFORMATION SYSTEMS
Like many organizations, the company's most significant exposure to Y2K issues lies in its internal information systems. The company's initial assessment of its Y2K status determined that, while the company had relatively few Y2K specific issues to address, the solutions required the company to undertake a comprehensive migration of its overall information systems to more current and Y2K compliant technologies. The company identified a set of information systems technologies that are Y2K compliant as its migration target and then identified the steps necessary to assure its successful migration to these target technologies and its Y2K compliance.

The major portion of this migration was completed during the first nine months of 1999. The remaining required steps are scheduled to be completed by December 31, 1999. The company is in the process of obtaining written confirmation of Y2K compliance for each of its target technologies. The company has obtained the majority of these confirmations through direct correspondence with the vendor or via other vendor published materials. In order to insure compliance in this area, the company has mailed a letter/survey to all its information systems vendors.

Management believes that the completion of these steps will eliminate the majority of potential Y2K issues; however, in the worst case scenario, isolated problems may occur that may cause minor interruptions in service. Management is finalizing a contingency plan for addressing these problems as they occur. This plan will be completed prior to the end of 1999.

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

The company has reviewed this list of suppliers on an ongoing basis to determine compliance levels, identify compliance concerns, develop contingency plans for suppliers with compliance problems, and to add suppliers to the list as necessary.

ESTIMATED COSTS
The company has not fully and completely estimated its Y2K compliance costs at this time. The company has spent approximately $192,000 on hardware and software products and services for its internal information systems to insure Y2K compliance. All costs for Y2K compliance have been expensed in the period incurred and have been paid for from operating funds. The company does not anticipate any additional significant outside expenditures in order to achieve compliance.

While the company has not completed an assessment of the estimated internal time and associated wages for compliance activities, it estimates that its total compliance cost (including external expenditures and internal resources) will be approximately $270,000. The company has updated this cost assessment quarterly.

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


Shareholder Information

The company's common stock is traded on the Nasdaq Stock Market's National Market. On May 20, 1999, Nasdaq notified the company that it was not in compliance with the Nasdaq' public float requirement which requires a minimum value of $5,000,000 for shares not held directly or indirectly by any officer or director, and any other person who is the beneficial owner of more than 10 percent of the total shares outstanding. On September 22, 1999, the company was advised by Nasdaq that it was in compliance with the market value of public float requirement necessary for continued listing on the Nasdaq National Market.

On August 5, 1999, the company's Board declared a one-for-ten stock split which was distributed on October 15, 1999, to shareholders of record on September 30, 1999. The Board also declared a $.045 per share cash dividend that was paid on September 30, 1999, to shareholders of record on September 15, 1999.

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



Date:       November 11, 1999