Form 10-K405
period 1999-12-31
VENTURIAN CORP
filed 2000-03-15
CIK 745756

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              _X_ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                   For the fiscal year ended December 31, 1999

                                       OR
            ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                             Commission file number

                                     0-12117
                                     -------

                                 VENTURIAN CORP.
                                 ---------------
             (Exact name of registrant as specified in its charter)

           Minnesota                                   41-1460782
           ---------                                   ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

 11111 Excelsior Boulevard, Hopkins, MN                       55343
----------------------------------------                      -----
(Address of principal executive offices)                    (Zip code)

Registrant's telephone number, including area code         612-931-2500
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

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 6, 2000 was $4,719,000.

The number of shares outstanding of each of the registrant's classes of common stock, as of March 6, 2000:

           Class                                 Outstanding at March 6, 2000
           -----                                 ----------------------------
Common stock, $1.00 par value                             1,317,589

                       Documents Incorporated by Reference
                       -----------------------------------
             1999 Annual Report to Shareholders - Part I and Part II
                            Proxy Statement--Part III

                        Venturian Corp. and Subsidiaries

                                    FORM 10-K

                                TABLE OF CONTENTS

                      For the year ended December 31, 1999


         Description                                                        Page
         -----------                                                        ----

Part I
------
         Item  1.-Business                                                     3

         Item  2.-Properties                                                   9

         Item  3.-Legal Proceedings                                            9

         Item  4.-Submission of Matters to a Vote of Security Holders          9

Part II
-------
         Item  5.-Market for Registrant's Common Equity
                    and Related Stockholder Matters                           10

         Item  6.-Selected Financial Data                                     10

         Item  7.-Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                       10

         Item 7A. Quantitative and Qualitative Disclosures About Market
                     Risk                                                     10

         Item  8.-Financial Statements and Supplementary Data                 11

         Item  9.-Changes in and Disagreements with Accountants
                    on Accounting and Financial Disclosure                    11

Part III
--------
         Item 10.-Directors and Executive Officers of the Registrant          12

         Item 11.-Executive Compensation                                      12

         Item 12.-Security Ownership of Certain
                    Beneficial Owners and Management                          12

         Item 13.-Certain Relationships and Related Transactions              12

Part IV
-------
         Item 14.-Exhibits, Financial Statement Schedules
                          and Reports on Form 8-K                             12

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

            With respect to Napco International, one of the primary risks relates to its export sales, which could be affected by political decisions by the U.S. government, which could prevent future sales to foreign nations, or monetary, military or economic conditions in certain countries that may affect sales in such countries. Management believes that these risks are reduced by Napco's wide geographic and product diversification. While historically there has not been a reliance on one single customer, during 1999, sales to customers in one foreign country accounted for 14 percent of Napco's sales. During 1998, sales to customers in one other foreign country accounted for 20 percent of Napco's sales. Sales to U.S. government agencies accounted for less than 10 percent of Napco's sales in 1999, and were 35 and 10 percent of Napco sales during 1998 and 1997. Sales to one other customer in the United States accounted for approximately 23 percent of Napco sales during 1997. Other factors, such as competition, the potential for labor disputes and interruption in sources of supply also could cause results to differ.

            Typically, Napco's sales are made in United States currency. However, from time to time Napco may enter into contracts denominated in foreign currency. Napco has sales offices or representatives located in over 60 countries throughout the world. Napco's operations are conducted through its various product divisions and through its subsidiary, International Precision Machining, Inc.

            The Ordnance Division markets replacement parts for most U.S.-made military wheeled and tracked vehicles. Its product line covers a wide variety of items ranging from power train components to tank track. Ordnance Division sales comprised 65.4 percent, 63.5 percent and 77.1 percent of Napco's total sales for the years ended December 31, 1999, 1998 and 1997.

            The Defense Electronics Division designs, manufactures and markets a broad range of tactical military electronics equipment, including VHF FM tactical manpack radios, secure handsets, and active noise reduction intercom systems. Spare parts are supplied for many U.S. manufactured systems at either the component or assembly level. The division also designs and supplies transportable shelters for a variety of applications, such as air traffic control, ground-to-air communications, command air control, electronic warfare or for mobile repair facilities. The Defense Electronics Division's sales comprised 22.3 percent, 9.4 percent and 11.4 percent of Napco's total sales for the years ended December 31, 1999, 1998 and 1997.

            The Tank Automotive Division designs and markets proprietary modernization kits to improve the reliability, maintainability and performance of, and to increase the capabilities of, a wide variety of U.S. military wheeled and tracked vehicles. The division provides technical assistance for the installation and maintenance of these repowering systems as well as continuing parts support. The Tank Automotive Division also supplies new trucks, vans and other wheeled and tracked vehicles for military, medical, industrial and construction applications. Tank Automotive Division sales were 1.5 percent, 19.3 percent and 3.1 percent of Napco's total sales for the years ended December 31, 1999, 1998 and 1997.

            The Special Products Division markets a range of light weapons systems, spare parts and accessories. Sales for the Special Products Division comprised .7 percent, 2.0 percent and 1.6 percent of Napco's total sales for the years ended December 31, 1999, 1998 and 1997.

            International Precision Machining, Inc. (IPM), founded in 1992, is a majority-owned subsidiary of Napco. IPM is a machining job shop that provides precision turning and milling services to customer specifications. Sales at IPM, excluding sales to Napco, comprised 10.1 percent, 5.8 percent and 6.8 percent of Napco's total sales for the years ended December 31, 1999, 1998 and 1997.

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

            Substantially all of Napco's foreign shipments are licensed by either the United States Commerce or State Departments.

            Napco's sales by geographic region for the last three years were as follows (in thousands):

                                               1999          1998          1997
                                               ----          ----          ----

            United States and Canada        $ 5,539       $20,036       $14,264
            Europe                            6,275         5,921         4,595
            Far East                          1,917        10,778         3,974
            Mediterranean and Middle East     6,987         3,904         1,989
            Latin America                     1,326         1,044         1,910
            Africa                              420            30           117
                                            -------       -------       -------
                                            $22,464       $41,713       $26,849
                                            =======       =======       =======

            During 1999, sales to customers in one foreign country accounted for 14 percent of Napco's sales. During 1998, sales to customers in one foreign country accounted for 20 percent of Napco's sales. During 1997, no sales to customers in foreign countries accounted for more than 10 percent of Napco's sales. In general, the company considers Napco's sales to customers in specific countries to be more relevant than sales to individual foreign customers because the primary risks with respect to its export sales relate to political decisions by the U.S. government, which could prevent future sales to foreign nations, or monetary, military or economic conditions in certain countries that may affect sales in such countries.

            Napco's sales in the United States were $5,319,000, $19,821,000 and $13,952,000 in 1999, 1998 and 1997 and consisted primarily of sales to various U.S. government agencies and to a large number of commercial customers. During 1999, sales to U.S. government agencies accounted for less than 10 percent of Napco sales. During 1998 and 1997, sales to U.S. government agencies accounted for 35 and 10 percent of Napco sales. During 1997, sales to one customer in the United States accounted for 23 percent of Napco sales. However, historically, there has not been a reliance on any one customer.

Competition

Napco is one of the major independent suppliers of a broad line of parts and components for United States military vehicles and other equipment maintained by foreign governments. Because there are many other suppliers of such parts and components, the pricing of Napco's products is highly competitive.

Backlog

Napco's order backlog totaled $23,413,000 at December 31, 1999, compared with $12,266,000 at December 31, 1998. Napco booked nearly $35 million in new orders in 1999, including a a $4.5 million order from the U.S. Tank-Automotive Armaments Command (TACOM) for upgrade kits for M113 personnel carriers. The order backlog was $36,687,000 at December 31, 1997, which included two significant orders - a $15,987,000 order for M113 upgrade kits, and an $8,200,000 contract from a foreign government for repowering kits for M41 light tanks. These contracts were substantially completed during 1998. Management expects that nearly all of the balance of its December 31, 1999 backlog will be filled during 2000. Year-end backlog can indicate the level of sales in the subsequent year. Therefore, management expects that sales will increase in 2000 compared with 1999 sales levels based on December 31, 1999 backlog.

            Napco's business with the U.S. Government is principally comprised of firm, fixed price contracts and therefore not subject to renegotiation of profits, nor are they subject to termination at the unilateral election of the U.S. Government.

Employees

Napco employed 114 people at December 31, 1999.


                           Atio Corporation USA, Inc.

Atio USA, formerly Venturian Software Enterprises, Inc. (Venturian Software), provides multimedia call center management integration software under the trade name Cybercall(R) to the e-commerce market.

            Prior to October 1997, Venturian Software was a 90 percent owned subsidiary of Venturian Corp. and prior to December 1996 was an 80 percent owned subsidiary of Venturian Corp. Effective October 1, 1997, Venturian Corp. entered into a joint venture agreement with Venturian Software, Atio Corporation PTY Ltd. (Atio PTY) of South Africa, Atio Corporation International, Inc. (Atio International) and Venturian Software's minority shareholder and president, whereby Atio International acquired a 50 percent interest in Venturian Software through funding provided by Atio PTY.

            Pursuant to the terms of the joint venture agreement, Venturian Software issued 2,000,000 shares of its common stock to Atio International in exchange for $3,500,000 to be paid in installments and a royalty-free license with respect to Atio International's AtioCall products. As a result of this transaction, Venturian Corp. owned 45 percent of Venturian Software effective October 1, 1997. Venturian Software changed its name to Atio Corporation USA, Inc. (Atio USA) upon completion of the transaction. As of October 1, 1997, Venturian Corp. began accounting for its investment in Atio USA under the equity method of accounting. Venturian Corp.'s results of operations include all of the results of Atio USA for the nine months ended September 30, 1997. Venturian Corp. recorded $1,040,000 of equity in losses of unconsolidated subsidiary for its share of Atio USA's losses for the year ended December 31, 1998 and $644,000 for the three months ended December 31, 1997. Venturian Corp.'s investment in Atio USA was fully written off during 1998. Due to additional financing provided by Atio International and the conversion of debt to stock, Venturian's investment in Atio USA was reduced to 27 percent during 1999.

            Venturian Corp. also entered into a shareholders agreement in connection with the joint venture agreement which, among other things, sets forth certain matters with respect to the governance of Atio USA and various terms in connection with additional capital call requirements. The principal terms of the shareholders agreement terminate if a registration statement filed by Atio USA in connection with the sale of its common shares is declared effective by the Securities and Exchange Commission and the sale of common shares is consummated.

            In December 1999, the company entered into an agreement and plan of merger whereby Atio USA will merge with and into CE Software Holdings, Inc. (Nasdaq:CESH). At the time of the merger, CESH's operating subsidiary, CE Software, Inc. will be spun off through the distribution of all of its stock to CESH's shareholders. CESH will remain a public company and its shares are expected to initially be traded on the Nasdaq SmallCap Market. The terms of the merger agreement provide for Venturian to receive 236,842 shares of CESH in exchange for its existing interest in Atio USA. The agreement also requires Venturian, either by exchange of indebtedness, by cash or by a combination, to purchase 148,900 shares of CESH common stock for $964,872, at the date of merger, or it will forfeit a similar amount of shares. Upon completion of the merger, Venturian will own approximately 385,000 shares of CESH. The shares will be unregistered and subject to customary trading restrictions.

            In connection with the agreement, the company advanced Atio USA $150,000 as a loan to provide for short-term funding requirements. The loan is collateralized by an interest in the assets of Atio USA and shall be offset against the $964,872 owed by Venturian upon closing of the merger agreement.

            There are several parties to the merger in addition to Venturian, Atio USA and CESH. The completion of the merger is subject to various terms and conditions, as set forth in the agreement, including shareholder approval by CESH shareholders and additional private equity financing for CESH. On February 25, 2000, the merger agreement was amended to extend the closing date from February 29, 2000 to April 30, 2000.

                                 Venturian Corp.

Employees

Venturian Corp. employed 4 individuals at December 31, 1999.


Executive Officers

The present executive officers are:

       Name                       Office                    Age    Officer Since
-----------------     --------------------------------      ---    -------------
Gary B. Rappaport     Chairman of the Board and             63        1983(1)
                      Chief Executive Officer -
                      Venturian Corp. and
                      Napco International Inc.

Mary F. Jensen        Chief Financial Officer - Venturian   45        1987(1)
                      Corp. and Napco International Inc.

Charles B. Langevin   Director, President of                54        1986(1)
                      Napco International Inc.

Reinhild D. Hinze     Treasurer, Vice President             50        1985(1)
                      Operations - Napco
                      International Inc. and
                      Assistant Secretary - Venturian
                      Corp.

Don M. House, Jr.     President and Chief Operating         47        1998(2)
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

Item 2. Properties

The Company's corporate offices consist of approximately 19,000 square feet located in a 386,000 square foot industrial plant building owned by the Company. These offices are principally used in Napco's sales and administrative activities. The building is constructed of steel frame, block and brick. The building is a multi-tenant building with twenty-seven additional tenants presently occupying space (see Note 4 to the Consolidated Financial Statements in the Company's 1999 Annual Report to Shareholders). During 1997, the Company formed, and transferred the rental real estate to its wholly-owned subsidiary, Hopkins Tech Center LLC. The Company also refinanced debt related to the rental real estate. The note payable is payable in monthly installments, including interest of 8.53 percent per annum, through October 2007, with the remaining balance due at that time. In addition to the monthly installments of principal and interest, the Company is also required to escrow amounts for the payment of property taxes and certain other operating expenses.

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



Item 4. Submission of Matters to a Vote of Security Holders

None.

                                     Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Information required by this item has been included in the Company's 1999 Annual Report to Shareholders, incorporated herein by reference. Such information and the related Annual Report caption and page references are: the high and low bid prices of the Company's common stock for the period ended December 31, 1999, under the caption "Quarterly Financial Data," page 26; the number of common stockholders of record as of December 31, 1999, under the caption "Five-Year Financial Summary," page 27; the Company's dividend policy, under the caption "Shareholder Information," page 10; and dividend history information, in the "Five-Year Financial Summary," page 27.

Item 6. Selected Financial Data

Information required by this item has been included in the Company's 1999 Annual Report to Shareholders, incorporated herein by reference under the caption "Five-Year Financial Summary," page 27.

Item 7. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations is contained in the Company's 1999 Annual Report to Shareholders, incorporated herein by reference, pages 3 - 10.

Item 7A. Quantitative and Qualitive Disclosures About Market Risk

The Company's interest income and expense is affected by changes in the general level of U.S. interest rates. Changes in the U.S. interest rates affect the interest earned on the Company's cash equivalents and the interest paid on its debt. The Company maintains approximately 91 percent of its debt with a fixed rate of interest. The Company uses sensitivity analysis to determine its exposure to changes in interest rates. The Company does not anticipate exposure to interest rate market risk will have a material impact on the Company's future earnings, cash flow, or fair value of debt instruments. As cash equivalents are short-term investments, the market risk related to interest income as well as the fair value of cash equivalents, which represent short-term government securities, will not have a material impact on the Company.

The Company does business with foreign countries. All sales with foreign countries are billed and received in U.S. dollars and, as a result, the quantitative and qualitative market risk related to these receivables is not deemed material.

Item 8. Financial Statements and Supplementary Data

The following pages of the Company's 1999 Annual Report to Shareholders are incorporated herein by reference as follows:

(a)  Financial Statements:                                         Page
                                                                  No(s).
                                                                  ------
        Consolidated Statements of Operations,                      11
        three years ended December 31, 1999

        Consolidated Balance Sheets,                                12
        as of December 31, 1999 and 1998

        Consolidated Statements of Cash Flows,                      13
        three years ended December 31, 1999

        Consolidated Statements of Changes in                       14
        Shareholders' Equity, three years ended
        December 31, 1999

        Notes to the Consolidated Financial Statements            15 - 24

        Report of Independent Certified Public Accountants          25

(b)  Supplementary Data:

        Quarterly Financial Data                                    26


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

(2)         Financial Statement Schedules

            Report of Independent Certified Public
            Accountants on Schedule                                          13

            Schedule II   Valuation and Qualifying Accounts, for each
                          of the three years in the period ended
                          December 31, 1999                                  14

(3) Other schedules are omitted because of the absence of the conditions under which they are required or because the required information is provided in the financial statements or the notes thereto.

(b)         Reports on Form 8-K

(1)         There were no reports on Form 8-K during the fourth quarter of 1999.


(c)         Exhibits

            Exhibit (13)
            1999 Annual Report to Shareholders, incorporated herein by reference

            Exhibit (21)
            Subsidiaries of the Registrant

            Exhibit (23.1)
            Consent of independent certified public accountants to incorporate by reference to the Registrant's Registration Statements on Form S-8

            Exhibit (27.1)
            Financial Data Schedule

         REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULE


Board of Directors
Venturian Corp.


In connection with our audit of the consolidated financial statements of Venturian Corp. and Subsidiaries referred to in our report dated February 4, 2000 (except for Note 16, as to which the date is February 25, 2000) which is included in the Annual Report to shareholders and incorporated by reference, we have also audited Schedule II for each of the three years in the period ended December 31, 1999. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.





                                       /s/ GRANT THORNTON LLP


Minneapolis, Minnesota
February 4, 2000 (except for Note 16,
  as to which the date is February 25, 2000)

                        Venturian Corp. and Subsidiaries

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS

                       Three years ended December 31, 1999

               Column A                  Column B                Column C                 Column D         Column E
--------------------------------------------------------------------------------------------------------------------
                                        Balance at      Charged to      Charged to                          Balance
                                       beginning of      costs and         other         Deductions         at end
Description                               period         expenses        accounts            (a)           of period
--------------------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts:

Year ended December 31, 1997           $  196,000      $   43,000      $      --        $    44,000       $  195,000

Year ended December 31, 1998           $  195,000      $  103,000      $      --        $    81,000       $  217,000

Year ended December 31, 1999           $  217,000      $   33,000      $      --        $    50,000       $  200,000


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


/s/ Gary B. Rappaport
Gary B. Rappaport
Chairman of the Board, Director and
Chief Executive Officer                            March 15, 2000


/s/ Don M. House, Jr.
Don M. House, Jr.
President and Chief Operating Officer              March 15, 2000


/s/ Morris M. Sherman
Morris M. Sherman
Director                                           March 15, 2000

/s/ Charles B. Langevin
Charles B. Langevin
Director                                           March 15, 2000

/s/ J. Stephen Schmidt
J. Stephen Schmidt
Director                                           March 15, 2000


/s/ Anthony S. Cleberg
Anthony S. Cleberg
Director                                           March 15, 2000


/s/ Mary F. Jensen
Mary F. Jensen
Controller, Treasurer and
Chief Financial Officer                            March 15, 2000