Form 10-Q
period 2000-03-31
VENTURIAN CORP
filed 2000-05-10
CIK 745756

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


_X_  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 2000

                                       OR

___  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


                         Commission file number 0-12117


                                 VENTURIAN CORP.
                                 ---------------
             (Exact name of registrant as specified in its charter)


         Minnesota                                       41-1460782
         ---------                                       ----------
(State or other jurisdication of                   IRS Employer ID Number
incorporation or organziation)

11111 Excelsior Boulevard, Hopkins, MN                      55343
--------------------------------------                      -----
(Address of principal executive offices)                  (Zip code)

Registrant's telephone number,
including area code                                     (612) 931-2500
                                                        -------------

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months and (2) has been subject to the filing requirements for at least the past 90 days.

Yes  _X_   No ___

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practical date:

                                 Outstanding at May 10, 2000
                                 ---------------------------
$1.00 par value common shares             1,312,539

                        VENTURIAN CORP. AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX




PART I.   Financial Information


     Item 1.

          Consolidated Condensed Balance Sheets
          March 31, 2000 and December 31, 1999                                 3

          Consolidated Condensed Statements of Earnings
          Three months ended March 31, 2000 and 1999                           4

          Consolidated Condensed Statements of Cash Flows
          Three months ended March 31, 2000 and 1999                           5

          Notes to Consolidated Condensed Financial
          Statements                                                           6


     Item 2.

          Management's Discussion and Analysis of
          the Results of Operations and Financial Condition                   10



PART II.  Other information

     Item 6.  Exhibits and Reports on Form 8-K                                15

                        Venturian Corp. and Subsidiaries
                      Consolidated Condensed Balance Sheets
                                 (In thousands)
                                   (Unaudited)

                                                          March 31,      December 31,
                                                            2000             1999
                                                        ------------     ------------
Current assets
  Cash and cash equivalents                             $        415     $      1,249
  Restricted cash                                                537              545
  Marketable securities                                           --              402
  Accounts receivable, less allowance
    for doubtful accounts of $200
    in March 2000 and in December 1999                         5,160            4,443
  Inventories                                                  6,211            6,736
  Prepaid expenses and other                                     232              242
                                                        ------------     ------------

    Total current assets                                      12,555           13,617

Property and equipment - at cost
  Buildings and improvements                                   1,929            1,929
  Equipment                                                    6,331            6,235
                                                        ------------     ------------
                                                               8,260            8,164
  Less accumulated depreciation and amortization               6,120            6,021
                                                        ------------     ------------
                                                               2,140            2,143
  Land                                                           230              230
                                                        ------------     ------------
                                                               2,370            2,373

Other assets
  Cash surrender value of life insurance, net                  3,866            3,740
  Rental real estate, net                                      2,740            2,781
  Other                                                          343              335
                                                        ------------     ------------
                                                               6,949            6,856
                                                        ------------     ------------

                                                        $     21,874     $     22,846
                                                        ============     ============

Liabilities and Shareholders' Equity
Current liabilities
  Bank overdraft                                        $        608     $        348
  Note payable to bank                                           300               --
  Current maturities of long-term debt                           231              230
  Accounts payable                                             2,161            1,930
  Advances from customers                                        986            2,207
  Accrued liabilities                                          1,160            1,464
                                                        ------------     ------------

    Total current liabilities                                  5,446            6,179

Long-term debt, less current maturities                        4,098            4,179

Deferred compensation and postretirement benefits              1,897            1,961

Commitments and contingencies                                     --               --

Shareholders' equity
  Common stock - $1 par value                                  1,320            1,341
  Additional contributed capital                              15,813           15,917
  Accumulated deficit                                         (6,700)          (6,731)
                                                        ------------     ------------
                                                              10,433           10,527
                                                        ------------     ------------

                                                        $     21,874     $     22,846
                                                        ============     ============


The accompanying notes are an integral part of these statements.

                        Venturian Corp. and Subsidiaries
                  Consolidated Condensed Statements of Earnings
                 (In thousands, except share and per share data)
                                   (Unaudited)



                                                     Three months ended
                                                         March 31,
                                               -----------------------------
                                                   2000             1999
                                               ------------     ------------

Net sales                                      $      7,044     $      7,074

Cost of products sold                                 5,083            4,998
                                               ------------     ------------

  Gross profit                                        1,961            2,076

Operating expenses
  Sales and marketing                                   816              800
  Administrative                                        680              745
  Warehousing                                           460              479
                                               ------------     ------------

    Total operating expenses                          1,956            2,024
                                               ------------     ------------

Operating profit                                          5               52

Other income (expense)
  Interest income                                        14               26
  Interest expense                                     (145)            (150)
  Rental income, net of expenses                        157               90
                                               ------------     ------------

                                                         26              (34)
                                               ------------     ------------


Earnings before income taxes                             31               18

Income taxes                                             --               --
                                               ------------     ------------


Net earnings                                   $         31     $         18
                                               ============     ============


Net earnings per share - Basic                 $        .02     $        .01
                                               ============     ============

Net earnings per share - Diluted               $        .02     $        .01
                                               ============     ============

Weighted average shares outstanding
  Basic                                           1,331,854        1,333,715
  Diluted                                         1,364,991        1,394,469


The accompanying notes are an integral part of these statements.

                        Venturian Corp. and Subsidiaries
                 Consolidated Condensed Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)

                                                              Three months ended
                                                                  March 31,
                                                             2000            1999
                                                         -----------     -----------
Cash flows from operating activities:
  Net earnings                                           $        31     $        18
  Adjustments to reconcile net earnings to net
    cash used in operating activities:
      Depreciation and amortization                              140             143
      Change in assets and liabilities:
        Accounts receivable                                     (717)         (1,802)
        Inventories                                              525             (52)
        Restricted cash                                            8              68
        Prepaid expenses and other                                10             (27)
        Accounts payable                                         231             235
        Advances from customers                               (1,221)             49
        Accrued liabilities                                     (304)           (732)
        Deferred compensation and
          postretirement benefits                                 54              15
        Payments on deferred compensation
         and postretirement benefits                            (118)           (118)
                                                         -----------     -----------
      Total adjustments                                       (1,392)         (2,221)
                                                         -----------     -----------
  Net cash used in operating activities                       (1,361)         (2,203)

Cash flows from investing activities:
  Proceeds from sales of marketable securities                   402              --
  Purchase of property and equipment                             (96)            (61)
  Increase in cash surrender value                              (126)           (125)
  Other                                                           (8)             11
                                                         -----------     -----------

  Net cash provided by (used in) investing activities            172            (175)

Cash flows from financing activities
  Bank overdraft                                                 260             486
  Proceeds from line of credit                                 1,800              --
  Payments on line of credit                                  (1,500)             --
  Payments on long-term debt                                     (80)            (90)
  Proceeds from issuance of common stock                          12              --
  Purchases of common stock                                     (137)             --
                                                         -----------     -----------

  Net cash provided by financing activities                      355             396
                                                         -----------     -----------


Net decrease in cash and cash equivalents                       (834)         (1,982)
Beginning cash and cash equivalents                            1,249           3,009
                                                         -----------     -----------

Ending cash and cash equivalents                         $       415     $     1,027
                                                         ===========     ===========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                             $        94     $        93
    Income taxes                                                  --               6


The accompanying notes are an integral part of these statements.

                        VENTURIAN CORP. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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


NOTE B - INVENTORIES

         Inventories are stated at the lower of cost or market, principally using the specific identification method. A portion of Napco's inventory is acquired on a speculative basis in varying quantities when it becomes available for purchase. Napco's sales of this inventory may vary from the current period to several years. It is the company's practice to classify this inventory, which totaled $2,037,000 at March 31, 2000 and $1,992,000 at December 31, 1999, within current assets. The company's obsolescence policy requires that purchases of this inventory be written off if not sold after four years. The four-year period was selected after a review of customers' historical buying patterns and is reviewed annually to determine whether the period continues to be appropriate.


NOTE C - LINES OF CREDIT

         Napco has an agreement with a bank to provide a $4,000,000 line of credit for international transactions and cash advances. The agreement provides that cash or letter of credit advances be collateralized by the cash surrender value of certain of the company's life insurance policies, certain accounts receivable and inventory, or a restricted cash balance.

Advances on the $4,000,000 line of credit bear interest at the bank's base rate. At March 31, 2000, approximately $1,623,000 was available for cash and letter of credit advances pursuant to the agreement. At March 31, 2000, $300,000 in cash advances were outstanding against this line of credit and approximately $2,077,000 in letter of credit advances were outstanding.

Napco has additional lines of credit available for international transactions such as letters of credit and bid, performance and advance payment guarantees on a transaction basis for which restricted cash balances are required. Letters of credit issued by financial institutions, which were collateralized by a restricted cash balance, totaled $537,000 as of March 31, 2000.


NOTE D - COMMITMENTS AND CONTINGENCIES

         At March 31, 2000, the company had performance and advance payment guarantees outstanding on various sales contracts totaling $310,000. These guarantees were backed by insurance bonds, which do not require cash collateral.

The company is subject to various legal proceedings in the normal course of business. Management believes the outcome of these proceedings will not have a material adverse effect on the company's financial position or results of operations.


NOTE E - NET EARNINGS (LOSS) PER SHARE

         The company's basic net earnings (loss) per share amounts are computed by dividing net earnings (loss) by the weighted average number of outstanding common shares. The company's diluted net earnings (loss) per share is computed by dividing net earnings (loss), plus the interest expense (net of tax) applicable to convertible debentures by the weighted average number of outstanding common shares and common share equivalents relating to stock options and convertible debentures, when dilutive.

For the three months ended March 31, 2000, 33,137 shares of common stock equivalents were included in the computation of diluted net earnings (loss) per share. Options to purchase 131,890 shares of common stock with a weighted average exercise price of $6.16 per share were outstanding for the three months ended March 31, 2000, but were not included in the computation of diluted net earnings (loss) per share because to do so would have been anti-dilutive. Additionally, 69,305 shares from the assumed conversion of convertible debentures at $7.27 per share were not included in the computation of diluted net earnings (loss) per share for the three months ended March 31, 2000 because to do so would have been anti-dilutive.

For the three months ended March 31, 1999, 60,754 shares of common stock equivalents were included in the computation of diluted net earnings (loss) per share. Options to purchase 42,460 shares of common stock with a weighted average exercise price of $7.06 were outstanding for the three months ended March 31, 1999, but were not included in the computation of diluted net earnings (loss) per share because to do so would have been anti-dilutive. Additionally, 69,305 shares of common stock equivalents based on the assumed conversion of convertible debentures were not included in the computation of diluted net earnings (loss) per share for the three months ended March 31, 1999 because to do so would have been anti-dilutive.


NOTE F - SHAREHOLDERS' EQUITY

         On February 10, 2000, the Board of Directors authorized the repurchase of up to five percent of the company's then outstanding shares of common stock. As of March 31, 2000, the company repurchased 23,000 shares of common stock for $137,000. On April 17, 2000, the company repurchased 7,500 shares of common stock for $34,000.


NOTE G - SEGMENT INFORMATION

         During 2000 and 1999, the company had one reportable segment: Napco defense-related products. Napco manufactures and supplies a wide variety of defense-related products to governments and commercial customers around the world. A substantial portion of Napco's sales are replacement parts for U.S. made military and tracked vehicles.

MAJOR CUSTOMERS

Sales to a customer in one foreign country accounted for approximately 13 percent and 21 percent of Napco's sales for the three months ended March 31, 2000 and 1999. In general, the company considers Napco's sales to customers in specific countries to be more relevant than sales to individual foreign customers because the primary risks with respect to its export sales relate to political decisions by the U.S. government, which could prevent future sales to foreign nations, or monetary, military or economic conditions in certain countries that may affect sales in such countries.

Sales to U.S. government agencies accounted for 33 percent and 8 percent of Napco's sales for the three months ended March 31, 2000 and 1999.

NOTE G - SUBSEQUENT EVENTS

         On April 28, 2000, the company closed on an agreement and plan of merger whereby its investment in Atio Corporation USA, Inc. was converted into shares of CE Software Holdings, Inc. CE Software Holdings, Inc. changed its name to Lightning Rod Software, Inc. and began trading under the Nasdaq symbol LROD after completion of the merger. Venturian received 236,842 shares of LROD in exchange for its existing investment in Atio Corporation USA, Inc., and purchased an additional 148,900 shares of LROD in exchange for indebtedness of $155,000, $300,000 in cash, and a promissory note payable to LROD in the amount of $510,000. The promissory note is collateralized by the stock of LROD, and is payable in an installment of $300,000 on May 31, 2000 and an installment of $210,000, plus interest on the note at 7 percent, on June 30, 2000. The LROD shares are unregistered and subject to customary trading restrictions.

         On May 3, 2000, the company was notified that the Nasdaq Listing Qualifications Panel determined to transfer the listing of the company's common stock to The Nasdaq SmallCap MarketSM, effective with the opening of business on May 5, 2000, based on the company's non-compliance with Nasdaq's market value of public float requirement. The company is required to file an application for new listing on or before May 16, 2000 in connection with this transfer. The company believes it meets, and will continue to meet, the inclusion standards for the Nasdaq SmallCap Market. The company does not believe that listing on the SmallCap Market will have a material adverse effect on the price and liquidity of the company's common stock.

                        VENTURIAN CORP. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                             March 31, 2000 and 1999


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

With respect to Napco International, one of the primary risks relates to its export sales, which could be affected by political decisions by the U.S. government, which could prevent future sales to foreign nations, or monetary, military or economic conditions in certain countries that may affect sales in such countries. Management believes that these risks are reduced by Napco's wide geographic and product diversification. While historically there has not been a reliance on one single customer, sales to U.S. government agencies accounted for 33 percent and 8 percent of net sales for the three months ended March 31, 2000 and 1999. For the three months ended March 31, 2000 and 1999, sales to a customer in one foreign country accounted for 13 percent and 21 percent of net sales. Other factors such as competition, the potential for labor disputes and interruption in sources of supply also could cause results to differ.


RESULTS OF OPERATIONS

Net Sales

Net sales were $7,044,000 in the first quarter of 2000, compared with net sales of $7,074,000 for the first three months of 1999. During the first quarter of this year, net sales included shipments of $2,146,000 against an order from the U.S. government totaling $4.5 million for upgrade kits for the M113 armored personnel carrier. Management expects the balance of this order will be shipped during the second quarter of this year. In the first quarter of 1999, net sales included the final shipment of $461,000 to the U.S. government against a $15.9 million contract for 659 of these kits. Based on backlog of $23,413,000 at December 31, 1999, management expects that sales in 2000 should increase over the balance of the year compared with sales a year ago (see Backlog).

Cost of Products Sold

Cost of products sold was 72.2 percent of net sales for the first quarter of 2000, compared with 70.7 percent of net sales for the first three months of last year. Napco markets a wide variety of defense-related products, with relatively high variation in cost of products sold from product to product.

Operating Expenses

Consolidated operating expenses were $1,956,000 and $2,024,000 for the three months ended March 31, 2000 and 1999.

Napco operating expenses were $1,777,000 for the first quarter of 2000, compared to $1,804,000 for the first quarter a year ago.

Napco sales and marketing expenses were $816,000 and $800,000 for the quarters ended March 31, 2000 and 1999. Commission expense included in sales and marketing expense was $75,000, or 1 percent of Napco sales for the three months ended March 31, 2000, compared with $151,000, or 2 percent of Napco sales for the same period in 1999. This year, commission expense was lower because a larger percentage of total sales was derived from sales to the U.S. government, on which no commission is paid. Excluding commission expense, sales and marketing expense was $741,000 and $649,000 for the first quarters of 2000 and 1999. Sales and marketing expense, excluding commission expense, increased during the first three months of 2000 primarily due to higher costs for new product development as well as increased consulting costs.

Napco administrative expenses were $501,000 for the three months ended March 31, 2000, compared to $525,000 in last year's first quarter.

Napco warehousing expenses totaled $460,000 in the first quarter this year, compared with $479,000 for the same period a year ago.

Corporate overhead expenses, included in administrative expense, were $179,000 and $220,000 for the three months ended March 31, 2000 and 1999.

Operating Profit

The company reported a $5,000 operating profit for the first quarter of 2000, compared with an operating profit of $52,000 for the first quarter a year ago.

Napco reported operating profit of $184,000 and $272,000 for the three months ended March 31, 2000 and 1999. An increase in cost of products sold was the primary reason for a decline in operating profit in this year's first quarter.

Other Income (Expense)

Rental income, net of expenses, was $157,000 and $90,000 for the first quarters of 2000 and 1999. The increase in rental income compared with last year was partly attributable to lower utilities costs in 2000. In addition, rental income was lower in 1999 due to higher costs associated with lease renewals last year.

Interest expense was $145,000 in the first quarter of 2000, compared with $150,000 for the same period a year ago.

Income Taxes

The company did not record income tax expense for the three months ended March 31, 2000 and 1999 because the company had net operating loss carryforwards sufficient to offset its taxable income.

Backlog

Napco's backlog was $19,990,000 at March 31, 2000, compared with $14,910,000 at March 31, 1999. Backlog at December 31, 1999 was $23,413,000. Year-end backlog can indicate the level of sales in the subsequent year. Therefore, management expects that 2000 sales should increase over 1999 levels based on December 31, 1999 backlog.


FINANCIAL CONDITION

The company's current ratio was 2.3 to one at March 31, 2000, compared with 2.2 to one at the end of 1999. Long-term debt at March 31, 2000 and December 31, 1999 was approximately 19 and 18 percent of total assets. Cash and cash equivalents at March 31, 2000 decreased to $415,000, compared with $1,249,000 at December 31, 1999.

Napco has an agreement with a bank to provide a $4,000,000 line of credit for international transactions and cash advances. The agreement provides that cash or letter of credit advances be collateralized by the cash surrender value of certain of the company's life insurance policies, certain accounts receivable and inventory, or a restricted cash balance.

Advances on the $4,000,000 line of credit bear interest at the bank's base rate. At March 31, 2000, approximately $1,623,000 was available for cash and letter of credit advances pursuant to the agreement. At March 31, 2000, $300,000 in cash advances were outstanding against this line of credit and approximately $2,077,000 in letter of credit advances were outstanding.

Napco has additional lines of credit available for international transactions such as letters of credit and bid, performance and advance payment guarantees on a transaction basis for which restricted cash balances are required. Letters of credit issued by financial institutions, which were collateralized by a restricted cash balance totaled $537,000 as of March 31, 2000.

Management believes that the company's present cash reserves and available credit should be sufficient to fund its operations and to collateralize all international transactions. The company has additional sources of funds in the form of borrowings against life insurance policies or other non-current assets.

Inflation has not adversely affected the company's business and financial performance. The company is not capital intensive and, therefore, depreciation on a current cost basis would not significantly affect results. The company had no material commitments for capital expenditures as of March 31, 2000.

On February 10, 2000, the Board of Directors authorized the repurchase of up to five percent of the company's then outstanding shares of common stock. As of March 31, 2000, the company repurchased 23,000 shares of common stock for $137,000. On April 17, 2000, the company repurchased 7,500 shares of common stock for $34,000.

On April 28, 2000, the company closed on an agreement and plan of merger whereby its investment in Atio Corporation USA, Inc. was converted into shares of CE Software Holdings, Inc. CE Software Holdings, Inc. changed its name to Lightning Rod Software, Inc. and began trading under the Nasdaq symbol LROD after completion of the merger. Venturian received 236,842 shares of LROD in exchange for its existing investment in Atio Corporation USA, Inc., and purchased an additional 148,900 shares of LROD in exchange for indebtedness of $155,000, $300,000 in cash, and a promissory note payable to LROD in the amount of $510,000. The promissory note is collateralized by the stock of LROD, and is payable in an installment of $300,000 on May 31, 2000 and an installment of $210,000, plus interest on the note at 7 percent, on June 30, 2000. The LROD shares are unregistered and subject to customary trading restrictions.

On May 3, 2000, the company was notified that the Nasdaq Listing Qualifications Panel determined to transfer the listing of the company's common stock to The Nasdaq SmallCap MarketSM, effective with the opening of business on May 5, 2000, based on the company's non-compliance with Nasdaq's market value of public float requirement. The company is required to file an application for new listing on or before May 16, 2000 in connection with this transfer. The company believes it meets, and will continue to meet, the inclusion standards for the Nasdaq SmallCap Market. The company does not believe that listing on the SmallCap Market will have a material adverse effect on the price and liquidity of the company's common stock.

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





Date:    May 10, 2000