Form 10-Q
period 2000-06-30
VENTURIAN CORP
filed 2000-08-10
CIK 745756

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


_X_  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 2000

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

                                               Outstanding at August 9, 2000
                                               -----------------------------
$1.00 par value common shares                            1,312,539

                        VENTURIAN CORP. AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX



PART I.    Financial Information


      Item 1.

           Consolidated Condensed Balance Sheets
           June 30, 2000 and December 31, 1999                               3

           Consolidated Condensed Statements of Operations
           Three and six months ended June 30, 2000 and 1999                 4

           Consolidated Condensed Statements of Cash Flows
           Six months ended June 30, 2000 and 1999                           5

           Notes to Consolidated Condensed Financial
           Statements                                                        6


      Item 2.

           Management's Discussion and Analysis of
           the Results of Operations and Financial Condition                10



PART II. Other information

      Item 6.  Exhibits and Reports on Form 8-K                             16

                        Venturian Corp. and Subsidiaries
                     Consolidated Condensed Balance Sheets
                                 (In thousands)
                                  (Unaudited)

                                                        June 30,        December 31,
                                                          2000              1999
                                                      ------------      ------------
Current assets
  Cash and cash equivalents                           $        253      $      1,249
  Restricted cash                                               28               545
  Marketable securities                                         --               402
  Accounts receivable, less allowance
    for doubtful accounts of $229
    in June 2000 and in December 1999                        5,332             4,443
  Inventories                                                5,180             6,736
  Prepaid expenses and other                                   120               242
                                                      ------------      ------------

    Total current assets                                    10,913            13,617

Property and equipment - at cost
  Buildings and improvements                                 2,104             1,929
  Equipment                                                  6,331             6,235
                                                      ------------      ------------
                                                             8,435             8,164
  Less accumulated depreciation and amortization             6,220             6,021
                                                      ------------      ------------
                                                             2,215             2,143
  Land                                                         230               230
                                                      ------------      ------------
                                                             2,445             2,373

Other assets
  Cash surrender value of life insurance, net                3,897             3,740
  Rental real estate, net                                    2,770             2,781
  Investment                                                   965                --
  Other                                                        331               335
                                                      ------------      ------------
                                                             7,963             6,856
                                                      ------------      ------------

                                                      $     21,321      $     22,846
                                                      ============      ============

Liabilities and Shareholders' Equity
Current liabilities
  Bank overdraft                                      $        346      $        348
  Note payable to bank                                         550                --
  Current maturities of long-term debt                         231               230
  Accounts payable                                           1,725             1,930
  Advances from customers                                       81             2,207
  Accrued liabilities                                        1,408             1,464
                                                      ------------      ------------

    Total current liabilities                                4,341             6,179

Long-term debt, less current maturities                      4,184             4,179

Deferred compensation and postretirement benefits            1,848             1,961

Commitments and contingencies                                   --                --

Shareholders' equity
  Common stock - $1 par value                                1,313             1,341
  Additional contributed capital                            15,786            15,917
  Accumulated deficit                                       (6,151)           (6,731)
                                                      ------------      ------------
                                                            10,948            10,527
                                                      ------------      ------------

                                                      $     21,321      $     22,846
                                                      ============      ============

The accompanying notes are an integral part of these statements.

                        Venturian Corp. and Subsidiaries
                Consolidated Condensed Statements of Operations
                 (Dollars in thousands, except per share data)
                                  (Unaudited)

                                                 Three months ended                Six months ended
                                                       June 30,                        June 30,
                                           -----------------------------     -----------------------------
                                               2000             1999             2000            1999
                                           ------------     ------------     ------------     ------------
Net sales                                  $      8,260     $      5,664     $     15,304     $     12,738

Cost of products sold                             5,539            4,253           10,622            9,251
                                           ------------     ------------     ------------     ------------

  Gross profit                                    2,721            1,411            4,682            3,487

Operating expenses
  Sales and marketing                               885              732            1,701            1,532
  Administrative                                    689              731            1,369            1,476
  Warehousing                                       396              383              856              862
                                           ------------     ------------     ------------     ------------

    Total operating expenses                      1,970            1,846            3,926            3,870
                                           ------------     ------------     ------------     ------------

Operating profit (loss)                             751             (435)             756             (383)

Other income (expense)
  Investment income                                   3               16               17               42
  Interest expense                                 (172)            (142)            (317)            (292)
  Rental income                                     219              184              376              274
  Other                                             (42)              --              (42)              --
                                           ------------     ------------     ------------     ------------

    Total                                             8               58               34               24
                                           ------------     ------------     ------------     ------------

Earnings (loss) before income taxes                 759             (377)             790             (359)

Income taxes                                        210               --              210               --
                                           ------------     ------------     ------------     ------------

Net earnings (loss)                        $        549     $       (377)    $        580     $       (359)
                                           ============     ============     ============     ============

Net earnings (loss) per share - Basic      $        .42     $       (.28)    $        .44     $       (.27)
                                           ============     ============     ============     ============

Net earnings (loss) per share - Diluted    $        .41     $       (.28)    $        .43     $       (.27)
                                           ============     ============     ============     ============

Weighted average shares outstanding
  Basic                                       1,314,105        1,337,308        1,322,979        1,335,511
  Diluted                                     1,337,650        1,337,308        1,351,320        1,335,511

The accompanying notes are an integral part of these statements.

                        Venturian Corp. and Subsidiaries
                Consolidated Condensed Statements of Cash Flows
                             (Dollars in thousands)
                                  (Unaudited)

                                                             Six months ended
                                                                 June 30,
                                                           2000           1999
                                                        ----------     ----------
Cash flows from operating activities:
  Net earnings (loss)                                    $      580     $     (359)
  Adjustments to reconcile net earnings (loss) to net
    cash used in operating activities:
      Depreciation and amortization                             280            294
      Change in assets and liabilities:                          --             30
        Restricted cash                                         517            (94)
        Accounts receivable                                    (889)          (225)
        Inventories                                           1,556             80
        Prepaid expenses and other                              122             50
        Accounts payable                                       (205)           289
        Advances from customers                              (2,126)            69
        Accrued liabilities                                     (56)          (944)
        Deferred compensation and
          postretirement benefits                                82             69
        Payments on deferred compensation
         and postretirement benefits                           (195)          (214)
                                                         ----------     ----------
      Total adjustments                                        (914)          (596)
                                                         ----------     ----------
  Net cash used in operating activities                        (334)          (955)

Cash flows from investing activities:
  Proceeds from sales of marketable securities                  402             --
  Purchase of property and equipment                           (341)          (171)
  Purchase of investment                                       (965)            --
  Increase in cash surrender value                             (157)          (156)
  Other                                                           4             22
                                                         ----------     ----------

  Net cash used in investing activities                      (1,057)          (305)

Cash flows from financing activities
  Bank overdraft                                                 (2)           309
  Proceeds from line of credit                                5,050             --
  Payments on line of credit                                 (4,500)            --
  Proceeds from long-term debt                                  175             --
  Payments on long-term debt                                   (169)          (140)
  Proceeds from issuance of common stock                         12              3
  Purchases of common stock                                    (171)            --
                                                         ----------     ----------

  Net cash provided by financing activities                     395            172
                                                         ----------     ----------

Net decrease in cash and cash equivalents                      (996)        (1,088)
Beginning cash and cash equivalents                           1,249          3,009
                                                         ----------     ----------

Ending cash and cash equivalents                         $      253     $    1,921
                                                         ==========     ==========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                             $      236     $      178
    Income taxes                                                 --              6

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


NOTE B - INVENTORIES

         Inventories are stated at the lower of cost or market, principally using the specific identification method. A portion of Napco's inventory is acquired on a speculative basis in varying quantities when it becomes available for purchase. Napco's sales of this inventory may vary from the current period to several years. It is the company's practice to classify this inventory, which totaled $2,047,000 at June 30, 2000 and $1,992,000 at December 31, 1999, within current assets. The company's obsolescence policy requires that purchases of this inventory be written off if not sold after four years. The four-year period was selected after a review of customers' historical buying patterns and is reviewed annually to determine whether the period continues to be appropriate.


NOTE C - LINES OF CREDIT

         Napco has an agreement with a bank to provide a $4,000,000 line of credit for international transactions and cash advances. The agreement provides that cash or letter of credit advances be collateralized by the cash surrender value of certain of the company's life insurance policies, certain accounts receivable and inventory, or a restricted cash balance.

Advances on the $4,000,000 line of credit bear interest at the bank's base rate. At June 30, 2000, approximately $1,407,000 was available for cash and letter of credit advances pursuant to the agreement. At June 30, 2000, $550,000 in cash advances were outstanding against this line of credit and approximately $2,043,000 in letter of credit advances were outstanding.

On June 14, 2000, the company completed an agreement with its bank whereby the bank will lend up to $2,000,000, collateralized by the company's warehouse facility. Advances on the line bear interest at the bank's base rate plus .25 percent. At June 30, 2000, $2,000,000 was available for advances pursuant to this agreement.

Napco has additional lines of credit available for international transactions such as letters of credit and bid, performance and advance payment guarantees on a transaction basis for which restricted cash balances are required. Letters of credit issued by financial institutions, which were collateralized by a restricted cash balance, totaled $28,000 as of June 30, 2000.


NOTE D - COMMITMENTS AND CONTINGENCIES

         At June 30, 2000, the company had performance and advance payment guarantees outstanding on various sales contracts totaling $310,000. These guarantees were backed by insurance bonds, which do not require cash collateral.

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

For the three and six months ended June 30, 2000, 23,545 and 28,341 shares of common stock equivalents were included in the computation of diluted net earnings (loss) per share. Options to purchase 170,690 and 151,290 shares of common stock with a weighted average exercise price of $5.85 and $5.99 per share, respectively, were outstanding for the three and six months ended June 30, 2000, but were not included in the computation of diluted net earnings (loss) per share because to do so would have been anti-dilutive. Additionally, 69,305 shares of common stock equivalents based on the assumed conversion of convertible debentures were not included in the computation of diluted net earnings (loss) per share for the three and six months ended June 30, 2000 because to do so would have been anti-dilutive.

For the three and six months ended June 30, 1999, the company incurred net losses and therefore common stock equivalents related to options of 33,879 and 47,316 for the three and six months ended June 30, 1999 and convertible debentures of 69,305 were excluded from diluted shares outstanding. Additionally, options to purchase 132,110 and 87,285 shares of common stock with an average price of $6.15 and $6.37 were outstanding for the three and six months ended June 30, 1999, but were not included in the computation of diluted net earnings (loss) per share because to do so would have been anti-dilutive.


NOTE F - SHAREHOLDERS' EQUITY

         On February 10, 2000, the Board of Directors authorized the repurchase of up to five percent of the company's then outstanding shares of common stock. As of June 30, 2000, the company had repurchased 30,500 shares of common stock for $171,000.


NOTE G - SEGMENT INFORMATION

         During 2000 and 1999, the company had one reportable segment: Napco defense-related products. Napco manufactures and supplies a wide variety of defense-related products to governments and commercial customers around the world. A substantial portion of Napco's sales are replacement parts for U.S. made military and tracked vehicles.

MAJOR CUSTOMERS

Sales to a customer in one foreign country accounted for approximately 16 and 18 percent of Napco's sales for the six months ended June 30, 2000 and 1999. In general, the company considers Napco's sales to customers in specific countries to be more relevant than sales to individual foreign customers because the primary risks with respect to its export sales relate to political decisions by the U.S. government, which could prevent future sales to foreign nations, or monetary, military or economic conditions in certain countries that may affect sales in such countries.

Sales to U.S. government agencies accounted for 43 percent of Napco's sales for the six months ended June 30, 2000. Sales to U.S. government agencies accounted for 36 percent of Napco's sales for the six months ended June 30, 1999.


NOTE H - INVESTMENT

         On April 28, 2000, the company closed on an agreement and plan of merger whereby its investment in Atio Corporation USA, Inc. was converted into shares of CE Software Holdings, Inc. CE Software Holdings, Inc. changed its name to Lightning Rod Software, Inc. and began trading under the Nasdaq symbol LROD after completion of the merger. Venturian received 236,842 shares of LROD in exchange for its existing investment in Atio Corporation USA, Inc., and purchased an additional 148,900 shares of LROD in exchange for indebtedness of $155,000, $300,000 in cash, and a promissory note payable to LROD in the amount of $510,000. The promissory note was repaid as of June 30, 2000. The LROD shares are unregistered and subject to customary trading restrictions. The investment has been recorded using the cost method.

                        VENTURIAN CORP. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                             June 30, 2000 and 1999



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

With respect to Napco International, one of the primary risks relates to its export sales, which could be affected by political decisions by the U.S. government, which could prevent future sales to foreign nations, or monetary, military or economic conditions in certain countries that may affect sales in such countries. Management believes that these risks are reduced by Napco's wide geographic and product diversification. While historically there has not been a reliance on one single customer, sales to U.S. government agencies accounted for approximately 43 percent and 36 percent of net sales for the six months ended June 30, 2000 and 1999. For the six months ended June 30, 2000 and 1999, sales to a customer in a foreign country accounted for 16 percent and 18 percent of net sales. Other factors such as competition, the potential for labor disputes and interruption in sources of supply also could cause results to differ.

RESULTS OF OPERATIONS

Net Sales

Napco sales increased to $8,260,000 for the three months ended June 30, 2000, up approximately 46 percent from $5,664,000 for the three months ended June 30 a year ago. For the six months ended June 30, 2000 and 1999, Napco sales were $15,304,000 and $12,738,000. Management expected that second quarter and year-to-date sales in 2000 would be higher than last year based on increased backlog at the start of the year. Based on current backlog, management expects higher sales to continue over the balance of 2000, compared with sales in 1999. (See Backlog.)

Costs of Products Sold

For the second quarter, cost of products sold was approximately 69 percent of net sales in 2000, compared with 73 percent of net sales for the same period a year ago. Cost of products sold for Napco sales was 69 percent and 73 percent of net sales for the six months ended June 30, 2000 and 1999, respectively.

Napco markets a wide variety of defense-related products, with relatively high variation in cost of products sold from product to product.


Operating Expenses

Napco operating expenses were $1,840,000 for the second quarter of 2000, compared with $1,605,000 for the second quarter of 1999. On a year-to-date basis, Napco operating expenses were $3,617,000 for the six months ended June 30, 2000, compared with $3,409,000 for the same period a year ago.

Napco sales and marketing expenses were $885,000 and $732,000 for the three months ended June 30, 2000 and 1999. Year-to-date, sales and marketing expenses were $1,701,000 in 2000, compared with $1,532,000 for the first six months of 1999. Commission expense included in sales and marketing expense decreased to $50,000 and $125,000, less than 1 percent of net sales, for the second quarter and first six months of 2000, compared to $125,000 and $275,000, or approximately 2 percent of net sales for the same periods in 1999. Napco paid no commission on sales to the U.S. government during the second quarter and year-to-date in 2000, resulting in the lower percentage of commission expense than a year ago. Excluding commission expense, Napco sales and marketing expenses increased to $835,000 in this year's second quarter, compared with $608,000 for the same period in 1999. For the six months, sales and marketing expenses excluding commission expense increased to $1,576,000 in 2000, compared with $1,257,000 for the first six months of 1999. Exclusive of commission expense, sales and marketing expenses increased during the second quarter and first half of 2000 compared with a year ago primarily due to higher costs for new product development as well as due to higher consultant costs related to in-country representation to increase sales.

Napco administrative expenses were $559,000 and $1,060,000 for the second quarter and first half of 2000, compared with $490,000 and $1,015,000 for the second quarter and first half of 1999.

Napco warehousing expense was $396,000 during the second quarter of 2000, compared with $383,000 for the same period last year. Year-to-date warehousing expenses decreased slightly to $856,000 in 2000, down from $862,000 for the first six months of 1999.

Corporate overhead expenses, included in administrative expense, were $130,000 in the second quarter of 2000, compared with $241,000 for the same period a year earlier. Year-to-date corporate overhead expenses were $309,000 in 2000 compared with $461,000 in 1999. Higher expense levels in both the quarter and year-to-date periods last year were mainly attributable to higher legal and consulting costs.


Operating Profit (Loss)

The company reported operating profits of $751,000 and $756,000 for the second quarter and first six months of 2000. The company reported operating losses of $435,000 and $383,000 for the second quarter and first six months of 1999.

Napco reported an operating profit of $881,000 for the quarter ended June 30, 2000, compared with an operating loss of $194,000 for the quarter ended June 30, 1999. Napco reported an operating profit of $1,065,000 for the six months ended June 30, 2000, compared with an operating profit of $78,000 for the six months ended June 30, 1999. Improved results for both the quarter and year-to-date in 2000 are attributable to the higher level of sales this year compared with a year ago.


Other Income (Expense)

Interest expense increased to $172,000 for the second quarter of 2000, compared with $142,000 for the same period in 1999. Interest expense was $317,000 for the first half of 2000, compared with $292,000 for the first six months of last year. Higher interest expense this year was attributable to increased borrowings against the company's line of credit.

Income Taxes

The company recorded income tax expense of $210,000 for the three and six months ended June 30, 2000. While the company had net operating loss carryforwards sufficient to offset a substantial portion of its taxable income in 2000, income tax expense was attributable to alternative minimum tax. The company did not record a tax benefit for the quarter and six months ended June 30, 1999 because no taxes would have been recoverable from a carryback of the net loss.


Backlog

Napco's backlog was $19,318,000 at June 30, 2000, compared with $16,617,000 at June 30, 1999. Backlog at December 31, 1999 was $23,413,000, compared with backlog on December 31, 1998 of $12,266,000. Year end backlog can indicate the level of sales in the subsequent year. Therefore, management expects that 2000 sales should increase over 1999 levels, based on the December 31, 1999 backlog.


FINANCIAL CONDITION

The company's current ratio was 2.5 to one at June 30, 2000, compared with 2.2 to one at the end of 1999. Long-term debt at June 30, 2000 and December 31, 1999 was approximately 20 percent and 18 percent of total assets. Cash and cash equivalents at June 30, 2000 were $253,000, compared with $1,249,000 at December 31, 1999.

Napco has an agreement with a bank to provide a $4,000,000 line of credit for international transactions and cash advances. The agreement provides that cash or letter of credit advances be collateralized by the cash surrender value of certain of the company's life insurance policies, certain accounts receivable and inventory, or a restricted cash balance.

Advances on the $4,000,000 line of credit bear interest at the bank's base rate. At June 30, 2000, approximately $1,407,000 was available for cash and letter of credit advances pursuant to the agreement. At June 30, 2000, $550,000 in cash advances were outstanding against this line of credit and approximately $2,043,000 in letter of credit advances were outstanding.

On June 14, 2000, the company completed an agreement with its bank whereby the bank will lend up to $2,000,000, collateralized by the company's warehouse facility.

Advances on the line bear interest at the bank's base rate plus .25 percent. At June 30, 2000, $2,000,000 was available for advances pursuant to this agreement.

Napco has additional lines of credit available for international transactions such as letters of credit and bid, performance and advance payment guarantees on a transaction basis for which restricted cash balances are required. Letters of credit issued by financial institutions, which were collateralized by a restricted cash balance, totaled $28,000 as of June 30, 2000.

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

Inflation has not adversely affected the company's business and financial performance. The company is not capital intensive and, therefore, depreciation on a current cost basis would not significantly affect results. The company is currently expanding its office/production facility at Napco's International Precision Machining, Inc. (IPM) subsidiary. The estimated cost of the building construction for the addition is $750,000 to $800,000. As of June 30, 2000, the IPM has expended $175,000 in construction costs and has construction commitments of approximately $584,000. IPM has a mortgage commitment from its bank to finance the addition. The company had no other material commitments for capital expenditures as of June 30, 2000.

On April 28, 2000, the company closed on an agreement and plan of merger whereby its investment in Atio Corporation USA, Inc. was converted into shares of CE Software Holdings, Inc. CE Software Holdings, Inc. changed its name to Lightning Rod Software, Inc. and began trading under the Nasdaq symbol LROD after completion of the merger. Venturian received 236,842 shares of LROD in exchange for its existing investment in Atio Corporation USA, Inc., and purchased an additional 148,900 shares of LROD in exchange for indebtedness of $155,000, $300,000 in cash, and a promissory note payable to LROD in the amount of $510,000. The promissory note was repaid as of June 30, 2000. The LROD shares are unregistered and subject to customary trading restrictions. The fair value of these shares at June 30, 2000 was $1,880,492.

Shareholder Information

         On February 10, 2000, the Board of Directors authorized the repurchase of up to five percent of the company's then outstanding shares of common stock. As of June 30, 2000, the company had repurchased 30,500 shares of common stock for $171,000.

         On May 3, 2000, the company was notified that the Nasdaq Listing Qualifications Panel determined to transfer the listing of the company's common stock to The Nasdaq SmallCap Market(SM), effective with the opening of business on May 5, 2000, based on the company's non-compliance with Nasdaq's market value of public float requirement. The company was required to file an application for new listing on or before May 16, 2000 in connection with this transfer. On June 16, 2000, the company was notified that its stock had been approved for listing on the Nasdaq SmallCap Market.

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




Date:    August 10, 2000