Form 10-Q
period 2000-09-30
VENTURIAN CORP
filed 2000-11-13
CIK 745756

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2000

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-12117

VENTURIAN CORP.
(Exact name of registrant as specified in its charter)

Minnesota	41-1460782
(State or other jurisdication of	IRS Employer ID Number
incorporation or organziation)

11111 Excelsior Boulevard, Hopkins, MN	55343
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code	(612) 931-2500

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months and (2) has been subject to the filing requirements for at least the past 90 days.

Yes       X      No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date:

Outstanding at November 9, 2000
$1.00 par value common shares	1,297,539

VENTURIAN CORP. AND SUBSIDIARIES

FORM 10-Q

INDEX

PART I. Financial Information

Item 1.

	Consolidated Condensed Balance Sheets
	September 30, 2000 and December 31, 1999	3

	Consolidated Condensed Statements of Operations
	Three and nine months ended
	September 30, 2000 and 1999	4

	Consolidated Condensed Statements of Cash Flows
	Nine months ended September 30, 2000 and 1999	5

	Notes to Consolidated Condensed Financial
	Statements	6

Item 2.
	Management’s Discussion and Analysis of
	the Results of Operations and Financial Condition	10

PART II. Other information

Item 6.	Exhibits and Reports on Form 8-K	16

Venturian Corp. and Subsidiaries
Consolidated Condensed Balance Sheets
(In thousands)
(Unaudited)

	September 30, 2000	December 31, 1999
Current assets
Cash and cash equivalents	$276	$1,249
Restricted cash	25	545
Marketable securities	–	402
Accounts receivable, less allowance
for doubtful accounts of $217
in September 2000 and in December 1999	6,649	4,443
Inventories	5,301	6,736
Prepaid expenses and other	297	242

Total current assets	12,548	13,617

Property and equipment - at cost
Buildings and improvements	2,473	1,929
Equipment	6,451	6,235

	8,924	8,164
Less accumulated depreciation and amortization	6,316	6,021

	2,608	2,143
Land	230	230

	2,838	2,373

Other assets
Cash surrender value of life insurance, net	3,951	3,740
Rental real estate, net	2,909	2,781
Investment in Atio	965	–
Other	325	335

	8,150	6,856

	$23,536	$22,846

Liabilities and Shareholders’ Equity
Current liabilities
Bank overdraft	$460	$348
Note payable to bank	1,955	–
Current maturities of long-term debt	230	230
Accounts payable	2,193	1,930
Advances from customers	118	2,207
Accrued liabilities	1,410	1,464

Total current liabilities	6,366	6,179

Long-term debt, less current maturities	4,455	4,179

Deferred compensation and postretirement benefits	1,799	1,961

Commitments and contingencies	–	–

Shareholders’ equity
Common stock - $1 par value	1,313	1,341
Common stock issued in acquisition
Additional contributed capital	15,786	15,917
Accumulated deficit	(6,183)	(6,731)

	10,916	10,527

	$23,536	$22,846

The accompanying notes are an integral part of these statements.

Venturian Corp. and Subsidiaries
Consolidated Condensed Statements of Operations
(Dollars in thousands, except per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2000	1999	2000	1999

Net sales	$6,649	$5,164	$21,953	$17,902

Cost of products sold	4,673	3,706	15,295	12,957

Gross profit	1,976	1,458	6,658	4,945

Operating expenses
Sales and marketing	976	743	2,677	2,275
Administrative	646	648	2,015	2,124
Warehousing	421	468	1,277	1,330

Total operating expenses	2,043	1,859	5,969	5,729

Operating profit (loss)	(67)	(401)	689	(784)

Other income (expense)
Investment income	3	12	20	54
Interest expense	(188)	(148)	(505)	(440)
Rental income	202	160	578	434
Gain from demutualization	–	817	–	817
Other	–	–	(42)	–

Total	17	841	51	865

Earnings (loss) before income taxes	(50)	440	740	81

Income taxes	(18)	–	192	–

Net earnings (loss)	$(32)	$440	$548	$81

Net earnings (loss) per share - Basic	$(.02)	$.33	$.42	$.06

Net earnings (loss) per share - Diluted	$(.02)	$.32	$.41	$.06

Weighted average shares outstanding
Basic	1,312,539	1,336,767	1,319,499	1,335,930
Diluted	1,312,539	1,392,581	1,343,526	1,386,079

The accompanying notes are an integral part of these statements.

Venturian Corp. and Subsidiaries
Consolidated Condensed Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Nine months ended September 30,
	2000	1999
Cash flows from operating activities:
Net earnings (loss)	$548	$81
Adjustments to reconcile net earnings (loss) to net
cash used in operating activities:
Depreciation and amortization	367	442
Gain from demutualization	–	(817)
Issuance of common stock for services	–	30
Change in assets and liabilities:
Restricted cash	520	48
Accounts receivable	(2,206)	(1,453)
Inventories	1,435	(931)
Prepaid expenses and other	(55)	(87)
Accounts payable	263	580
Advances from customers	(2,089)	209
Accrued liabilities	(54)	(878)
Deferred compensation and
postretirement benefits	126	123
Payments on deferred compensation
and postretirement benefits	(288)	(314)

Total adjustments	(1,981)	(3,048)

Net cash used in operating activities	(1,433)	(2,967)

Cash flows from investing activities:
Proceeds from sales of marketable securities	402	–
Purchase of property and equipment	(960)	(271)
Purchase of investment	(965)	–
Increase in cash surrender value	(211)	(188)
Other	10	24

Net cash used in investing activities	(1,724)	(435)

Cash flows from financing activities
Bank overdraft	112	315
Net proceeds from line of credit	1,955	800
Proceeds from long-term debt	543	–
Payments on long-term debt	(267)	(177)
Payments of dividends	–	(61)
Proceeds from issuance of common stock	12	8
Purchases of common stock	(171)	–

Net cash provided by financing activities	2,184	885

Net decrease in cash and cash equivalents	(973)	(2,517)
Beginning cash and cash equivalents	1,249	3,009

Ending cash and cash equivalents	$276	$492

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$340	$312
Income taxes	100	6

The accompanying notes are an integral part of these statements.

VENTURIAN CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE A — BASIS OF PRESENTATION

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

NOTE B — INVENTORIES

        Inventories are stated at the lower of cost or market, principally using the specific identification method. A portion of Napco’s inventory is acquired on a speculative basis in varying quantities when it becomes available for purchase. Napco’s sales of this inventory may vary from the current period to several years. It is the company’s practice to classify this inventory, which totaled $1,937,000 at September 30, 2000 and $1,992,000 at December 31, 1999, within current assets. The company’s obsolescence policy requires that purchases of this inventory be written off if not sold after four years. The four-year period was selected after a review of customers’ historical buying patterns and is reviewed annually to determine whether the period continues to be appropriate.

NOTE C — LINES OF CREDIT

        Napco has an agreement with a bank to provide a $4,000,000 line of credit for international transactions and cash advances. The agreement provides that cash or letter of credit advances be collateralized by the cash surrender value of certain of the company’s life insurance policies, certain accounts receivable and inventory, or a restricted cash balance.

Advances on the $4,000,000 line of credit bear interest at the bank’s base rate. At September 30, 2000, approximately $398,000 was available for cash and letter of credit advances pursuant to the agreement. At September 30, 2000, $1,955,000 in cash advances were outstanding against this line of credit and approximately $1,647,000 in letter of credit advances were outstanding.

In June 2000, the company entered into an agreement with its bank whereby the bank will lend up to $2,000,000, collateralized by the company’s warehouse facility. Advances on the line bear interest at the bank’s base rate plus .25 percent. At Septemeber 30, 2000, $2,000,000 was available for advances pursuant to this agreement.

Napco has additional lines of credit available for international transactions such as letters of credit and bid, performance and advance payment guarantees on a transaction basis for which restricted cash balances are required. Letters of credit issued by financial institutions, which were collateralized by a restricted cash balance, totaled $25,000 as of September 30, 2000.

NOTE D — COMMITMENTS AND CONTINGENCIES

        At September 30, 2000, the company had performance and advance payment guarantees outstanding on various sales contracts totaling $310,000. These guarantees were backed by insurance bonds, which do not require cash collateral.

The company is subject to various legal proceedings in the normal course of business. Management believes the outcome of these proceedings will not have a material adverse effect on the company’s financial position or results of operations.

NOTE E — NET EARNINGS (LOSS) PER SHARE

        The company’s basic net earnings (loss) per share amounts are computed by dividing net earnings (loss) by the weighted average number of outstanding common shares. The company’s diluted net earnings (loss) per share is computed by dividing net earnings (loss), plus the interest expense (net of tax) applicable to convertible debentures by the weighted average number of outstanding common shares and common share equivalents relating to stock options and convertible debentures, when dilutive.

For the nine months ended September 30, 2000, 24,027 shares of common stock equivalents were included in the computation of diluted net earnings (loss) per share.

Options to purchase 263,615 and 158,097 shares of common stock with a weighted average exercise price of $5.01 and $5.93 per share, respectively, were outstanding for the three and nine months ended September 30, 2000, but were not included in the computation of diluted net earnings (loss) per share because to do so would have been anti-dilutive. Additionally, 69,306 shares of common stock equivalents based on the assumed conversion of convertible debentures were not included in the computation of diluted net earnings (loss) per share for the three and nine months ended September 30, 2000 because to do so would have been anti-dilutive.

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

NOTE F — SHAREHOLDERS’ EQUITY

        On February 10, 2000, the Board of Directors authorized the repurchase of up to five percent of the company’s then outstanding shares of common stock. As of September 30, 2000, the company had repurchased 30,500 shares of common stock for $171,000. In October 2000, the company repurchased 15,000 additional shares of common stock for $60,000.

NOTE G — SEGMENT INFORMATION

        During 2000 and 1999, the company had one reportable segment: Napco defense-related products. Napco manufactures and supplies a wide variety of defense-related products to governments and commercial customers around the world. A substantial portion of Napco’s sales are replacement parts for U.S. made military and tracked vehicles.

Major Customers

Sales to a customer in one foreign country accounted for approximately 18 and 15 percent of Napco’s sales for the nine months ended September 30, 2000 and 1999. In general, the company considers Napco’s sales to customers in specific countries to be more relevant than sales to individual foreign customers because the primary risks with respect to its export sales relate to political decisions by the U.S. government, which could prevent future sales to foreign nations, or monetary, military or economic conditions in certain countries that may affect sales in such countries.

Sales to U.S. government agencies accounted for 27 percent of Napco’s sales for the nine months ended September 30, 2000.

NOTE H — INVESTMENT

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
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION
September 30, 2000 and 1999

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

With respect to Napco International, one of the primary risks relates to its export sales, which could be affected by political decisions by the U.S. government, which could prevent future sales to foreign nations, or monetary, military or economic conditions in certain countries that may affect sales in such countries. Management believes that these risks are reduced by Napco’s wide geographic and product diversification. While historically there has not been a reliance on one single customer, sales to U.S. government agencies accounted for approximately 27 percent of net sales for the nine months ended September 30, 2000. For the nine months ended September 30, 2000 and 1999, sales to a customer in a foreign country accounted for 18 percent and 15 percent of net sales. Other factors such as competition, the potential for labor disputes and interruption in sources of supply also could cause results to differ.

Results of Operations

Net Sales

Napco sales were $6,649,000 for the three months ended September 30, 2000, compared with approximately $5,164,000 for the three months ended September 30 last year. For the nine months ended September 30, 2000, Napco sales were $21,953,000, up approximately 23 percent from $17,902,000 for the first three quarters of 1999. Management expected that third quarter and year-to-date sales in 2000 would be higher than last year based on increased backlog at the start of the year. Based on current backlog, management expects higher sales to continue over the balance of 2000, compared with sales in 1999. (See Backlog.)

Costs of Products Sold

For the third quarter and nine months ended September 30, 2000, cost of products sold was approximately 70 percent of net sales. For the same periods a year ago, cost of products sold was 72 percent of net sales. Napco markets a wide variety of defense-related products, with relatively high variation in cost of products sold from product to product.

Operating Expenses

Napco operating expenses were $1,878,000 for the third quarter of 2000, compared with $1,694,000 for the third quarter of 1999. On a year-to-date basis, Napco operating expenses were $5,495,000 for the nine months ended September 30, 2000, compared with $5,103,000 for the same period a year ago.

Napco sales and marketing expenses were $976,000 and $743,000 for the three months ended September 30, 2000 and 1999. Year-to-date, sales and marketing expenses were $2,677,000 in 2000, compared with $2,275,000 for the first nine months of 1999. Commission expense included in sales and marketing expense was $172,000 and $297,000 for the third quarter and first nine months of 2000, compared to $148,000 and $423,000 for the same periods in 1999. Excluding commission expense, Napco sales and marketing expenses were $804,000 in the third quarter of 2000, compared with $595,000 for the same period in 1999. For the nine months, sales and marketing expenses excluding commission expense increased to $2,380,000 in 2000, compared with $1,852,000 for the first nine months of 1999. Exclusive of commission expense, sales and marketing expenses increased during the three and nine months ended September 30, 2000 compared with a year ago primarily due to higher costs for new product development as well as due to higher consultant costs related to in-country representation to increase sales.

Napco administrative expenses were $481,000 and $1,541,000 for the third quarter and nine months ended September 30, compared with $483,000 and $1,498,000 for the third quarter and nine months ended September 30, 1999.

Napco warehousing expense was $421,000 during the third quarter of 2000, compared with $468,000 for the same period last year. Year-to-date warehousing expenses decreased slightly to $1,277,000 in 2000, down from $1,330,000 for the first nine months ended September 30, 1999.

Corporate overhead expenses, included in administrative expense, were $165,000 in the third quarter of 2000, compared with $165,000 for the same period a year earlier. Year-to-date corporate overhead expenses were $474,000 in 2000 compared with $626,000 in 1999. Higher expense levels year-to-date last year were mainly attributable to higher legal and consulting costs.

Operating Profit (Loss)

The company reported operating losses of $67,000 and $401,000 for the quarters ended September 30, 2000 and 1999, respectively. The company reported a nine-month year-to-date operating profit of $689,000 in 2000, compared with an operating loss of $784,000 for the same period in 1999.

Napco reported an operating profit of $98,000 for the quarter ended September 30, 2000, compared with an operating loss of $236,000 for the quarter ended September 30, 1999. Napco reported an operating profit of $1,163,000 for the nine months ended September 30, 2000, compared with an operating loss of $158,000 for the nine months ended September 30, 1999. Improved results for both the quarter and year-to-date in 2000 are attributable to the higher level of sales this year compared with a year ago.

Other Income (Expense)

Interest expense increased to $188,000 for the third quarter of 2000, compared with $148,000 for the same period in 1999. Interest expense was $505,000 for the first half of 2000, compared with $440,000 for the first nine months of last year. Higher interest expense this year was attributable to increased borrowings against the company’s line of credit.

Income Taxes

The company recorded an income tax benefit of $18,000 and income tax expense of $192,000 for the three and nine months ended September 30, 2000, respectively. While the company had net operating loss carryforwards sufficient to offset a substantial portion of its year-to-date taxable income in 2000, income tax expense was attributable to alternative minimum tax. The company did not record tax expense for the quarter and nine months ended September 30, 1999 as the company had net operating loss carryforwards sufficient to offset its taxable income.

Backlog

Napco’s backlog was $16,456,000 at September 30, 2000, compared with $17,193,000 at September 30, 1999. Backlog at December 31, 1999 was $23,413,000, compared with backlog on December 31, 1998 of $12,266,000. Year-end backlog can indicate the level of sales in the subsequent year. Therefore, management expects that 2000 sales should increase over 1999 levels, based on the December 31, 1999 backlog.

Financial Condition

The company’s current ratio was 2.0 to one at September 30, 2000, compared with 2.2 to one at the end of 1999. Long-term debt at September 30, 2000 and December 31, 1999 was approximately 19 percent and 18 percent of total assets. Cash and cash equivalents at September 30, 2000 were $276,000, compared with $1,249,000 at December 31, 1999.

Napco has an agreement with a bank to provide a $4,000,000 line of credit for international transactions and cash advances. The agreement provides that cash or letter of credit advances be collateralized by the cash surrender value of certain of the company’s life insurance policies, certain accounts receivable and inventory, or a restricted cash balance.

Advances on the $4,000,000 line of credit bear interest at the bank’s base rate. At September 30, 2000, approximately $398,000 was available for cash and letter of credit advances pursuant to the agreement. At September 30, 2000, $1,955,000 in cash advances were outstanding against this line of credit and approximately $1,647,000 in letter of credit advances were outstanding.

In June, the company entered into an agreement with its bank whereby the bank will lend up to $2,000,000, collateralized by the company’s warehouse facility. Advances on the line bear interest at the bank’s base rate plus .25 percent. At September 30, 2000, $2,000,000 was available for advances pursuant to this agreement.

Napco has additional lines of credit available for international transactions such as letters of credit and bid, performance and advance payment guarantees on a transaction basis for which restricted cash balances are required. Letters of credit issued by financial institutions, which were collateralized by a restricted cash balance, totaled $25,000 as of September 30, 2000.

Management believes that the company’s present cash reserves and available credit should be sufficient to fund its operations and to collateralize all international transactions. In addition, management has been successful in obtaining insurance bonds with no collateral requirements for certain of its international transactions rather than utilizing its traditional bank lines of credit. The company has additional sources of funds in the form of borrowings against life insurance policies or other non-current assets.

Inflation has not adversely affected the company’s business and financial performance. The company is not capital intensive and, therefore, depreciation on a current cost basis would not significantly affect results. The company is currently expanding its office/production facility at Napco’s International Precision Machining, Inc. (IPM) subsidiary. The estimated cost of the building construction for the addition is $750,000 to $800,000. As of September 30, 2000, the IPM has expended $642,000 in construction costs and has construction commitments of approximately $117,000. IPM has a mortgage commitment from its bank to finance the addition. The company had no other material commitments for capital expenditures as of September 30, 2000.

On April 28, 2000, the company closed on an agreement and plan of merger whereby its investment in Atio Corporation USA, Inc. was converted into shares of CE Software Holdings, Inc. CE Software Holdings, Inc. changed its name to Lightning Rod Software, Inc. and began trading under the Nasdaq symbol LROD after completion of the merger. Venturian received 236,842 shares of LROD in exchange for its existing investment in Atio Corporation USA, Inc., and purchased an additional 148,900 shares of LROD in exchange for indebtedness of $155,000, $300,000 in cash, and a promissory note payable to LROD in the amount of $510,000. The promissory note was repaid as of June 30, 2000. The LROD shares are unregistered and subject to customary trading restrictions. The market value of these shares at September 30, 2000 was $1,326,181.

Shareholder Information

        On February 10, 2000, the Board of Directors authorized the repurchase of up to five percent of the company’s then outstanding shares of common stock. As of September 30, 2000, the company had repurchased 30,500 shares of common stock for $171,000. In October 2000, the company repurchased 15,000 additional shares of common stock for $60,000.

        On May 3, 2000, the company was notified that the Nasdaq Listing Qualifications Panel determined to transfer the listing of the company’s common stock to The Nasdaq SmallCap Market(SM), based on the company’s non-compliance with Nasdaq’s market value of public float requirement. On June 16, 2000, the company was notified that its stock had been approved for listing on the Nasdaq SmallCap Market.

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

Date:     November 13, 2000