Form 10-K405
period 2000-12-31
VENTURIAN CORP
filed 2001-03-08
CIK 745756

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              _X_ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                   For the fiscal year ended December 31, 2000

                                       OR
            ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                             Commission file number

                                     0-12117

                                 VENTURIAN CORP.
                                 ---------------
             (Exact name of registrant as specified in its charter)

           Minnesota                                      41-1460782
           ---------                                      ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

 11111 Excelsior Boulevard, Hopkins, MN                               55343
 --------------------------------------                               -----
(Address of principal executive offices)                            (Zip code)

Registrant's telephone number, including area code                 952-931-2500
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

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 2, 2001 was $2,473,000.

The number of shares outstanding of each of the registrant's classes of common stock, as of March 2, 2001:

           Class                                  Outstanding at March 2, 2001
           -----                                  ----------------------------
Common stock, $1.00 par value                               1,297,539

                       Documents Incorporated by Reference
                       -----------------------------------
             2000 Annual Report to Shareholders - Part I and Part II
                            Proxy Statement--Part III

                        Venturian Corp. and Subsidiaries

                                    FORM 10-K

                                TABLE OF CONTENTS

                      For the year ended December 31, 2000


        Description                                                         Page
        -----------                                                         ----

Part I
        Item  1.-Business                                                      3
        Item  2.-Properties                                                    9
        Item  3.-Legal Proceedings                                             9
        Item  4.-Submission of Matters to a Vote of Security Holders           9

Part II
        Item  5.-Market for Registrant's Common Equity
                   and Related Stockholder Matters                            10
        Item  6.-Selected Financial Data                                      10
        Item  7.-Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                        10
        Item 7A. Quantitative and Qualitative Disclosures About Market Risk   10
        Item  8.-Financial Statements and Supplementary Data                  11
        Item  9.-Changes in and Disagreements with Accountants
                   on Accounting and Financial Disclosure                     11

Part III
        Item 10.-Directors and Executive Officers of the Registrant           12
        Item 11.-Executive Compensation                                       12
        Item 12.-Security Ownership of Certain
                   Beneficial Owners and Management                           12
        Item 13.-Certain Relationships and Related Transactions               12

Part IV
        Item 14.-Exhibits, Financial Statement Schedules
                   and Reports on Form 8-K                                    12

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

Item 1. Business

Venturian Corp., a Minnesota corporation (the "Company"), was incorporated in September 1983 as a wholly owned subsidiary of Napco Industries, Inc. Effective as of the close of business on April 30, 1984, Napco Industries, Inc. transferred to the Company all of the assets associated with the international marketing and the U.S. government business, which had been conducted by Napco Industries, Inc. for more than thirty years. As of May 1, 1984, the Company commenced the active operation of that business under the name of Napco International Inc.

         In June 1987, the Company changed its name to Venturian Corp., and formed a subsidiary, Napco International Inc., through which the Company conducts its international marketing and U.S. government business. In 1992, Napco International Inc. formed its 80 percent-owned subsidiary, International Precision Machining, Inc. International Precision Machining, Inc. formed International Precision LLC in 1997.

In January 1993, the Company commenced operations of Venturian Software, Inc. (Venturian Software). In October 1997, the Company entered into a joint venture agreement with Atio Corporation (PTY) Ltd. of South Africa and Atio International Corporation, Inc. whereby Atio International acquired a 50 percent interest in Venturian Software through funding provided by Atio Corporation
(PTY). Venturian Software changed its name to Atio Corporation USA, Inc. (Atio
USA) upon completion of the transaction. Due to additional financing provided by Atio International and the conversion of debt to stock, Venturian's investment in Atio USA was reduced to 27 percent during 1999. In April 2000, Atio USA merged with and into CE Software Holdings, Inc. (CESH). CE Software, Inc., CESH's operating subsidiary, was spun off and the remaining public company changed its name to Lightning Rod Software, Inc. (LROD). Venturian owns approximately 12 percent of the outstanding shares of LROD as of December 31, 2000.

The operations of the parent corporation, Venturian Corp., consist primarily of investment and management activities. During 1997, the Company formed and transferred the rental real estate to its wholly owned subsidiary, Hopkins Tech Center LLC.


Napco International Inc.

Napco International Inc. ("Napco") is a distribution, manufacturing and service business that sells a broad line of defense-related products to commercial customers, the U.S. government and to foreign governments.

         With respect to Napco International, one of its primary risks relates to its export sales, which could be affected by political decisions by the U.S. government, which could prevent future sales to foreign nations, or monetary, military or economic conditions in certain countries that may affect sales in such countries. Management believes that these risks are reduced by Napco's wide geographic and product diversification. While historically there has not been a reliance on one single customer, during 2000 and 1999, sales to customers in one foreign country accounted for 24 percent and 16 percent of Napco's sales. During 1998, sales to customers in one other foreign country accounted for 22 percent of Napco's sales. Sales to U.S. government agencies accounted for 26 percent, 4 percent and 37 percent of Napco's sales in 2000, 1999, and 1998. Other factors, such as competition, the potential for labor disputes and interruption in sources of supply also could cause results to differ.

         Typically, Napco's sales are made in United States currency. However, from time to time Napco may enter into contracts denominated in foreign currency. Napco has sales offices or representatives located in over 60 countries throughout the world. Napco's operations are conducted through its various product divisions and through its subsidiary, International Precision Machining, Inc.

         The Ordnance Division markets replacement parts for most U.S.-made military wheeled and tracked vehicles. Its product line covers a wide variety of items ranging from power train components to tank track. Ordnance Division sales comprised 78.6 percent, 65.5 percent and 63.4 percent of Napco's total sales for the years ended December 31, 2000, 1999 and 1998.

         The Defense Electronics Division designs, manufactures and markets a broad range of tactical military electronics equipment, including VHF FM tactical manpack radios, secure handsets, the Tagger2(TM) (a fully integrated, lightweight target location system), the D2VIS digital data vehicle intercom system and active noise reduction intercom systems. Spare parts are supplied for many U.S. manufactured systems at either the component or assembly level. The division also designs and supplies transportable shelters for a variety of applications, such as for air traffic control, ground-to-air communications, command air control, electronic warfare or for mobile repair facilities. The Defense Electronics Division's sales comprised 10.1 percent, 22.3 percent and
9.4 percent of Napco's total sales for the years ended December 31, 2000, 1999 and 1998.

         The Tank Automotive Division designs and markets proprietary modernization kits to improve the reliability, maintainability and performance of, and to increase the capabilities of, a wide variety of U.S. military wheeled and tracked vehicles. The division provides technical assistance for the installation and maintenance of these repowering systems as well as continuing parts support. The Tank Automotive Division also supplies new trucks, vans and other wheeled and tracked vehicles for military, medical, industrial and construction applications. Tank Automotive Division sales were 1.6 percent, 1.5 percent and 19.4 percent of Napco's total sales for the years ended December 31, 2000, 1999 and 1998.

         The Special Products Division markets a range of light weapons systems, spare parts and accessories. Sales for the Special Products Division comprised
1.3 percent, .7 percent and 2.0 percent of Napco's total sales for the years ended December 31, 2000, 1999 and 1998.

         International Precision Machining, Inc. ("IPM"), founded in 1992, is a majority-owned subsidiary of Napco. IPM is a machining job shop that provides precision turning and milling services to customer specifications. Sales at IPM, excluding sales to Napco, comprised 8.4 percent, 10.0 percent and 5.8 percent of Napco's total sales for the years ended December 31, 2000, 1999 and 1998.

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

         Substantially all of Napco's foreign shipments are licensed by either the United States Commerce or State Departments.

         Napco's sales by geographic region for the last three years were as follows (in thousands):

                                                2000         1999        1998
                                                ----         ----        ----

         United States and Canada            $12,498     $  5,400     $20,142
         Europe                                5,176        6,314       5,985
         Far East                              1,407        1,953      10,885
         Mediterranean and Middle East         9,825        7,268       3,931
         Latin America                           802        1,302       1,060
         Africa                                  348          420          31
                                             -------      -------     -------
                                             $30,056      $22,657     $42,034
                                             =======      =======     =======


         During 2000 and 1999, sales to customers in one foreign country accounted for 24 and 16 percent of Napco's sales. During 1998, sales to customers in one other foreign country accounted for 22 percent of Napco's sales. In general, the company considers Napco's sales to customers in specific countries to be more relevant than sales to individual foreign customers because the primary risks with respect to its export sales relate to political decisions by the U.S. government, which could prevent future sales to foreign nations, or monetary, military or economic conditions in certain countries that may affect sales in such countries.

         Napco's sales in the United States were $12,172,000, $5,175,000 and $19,921,000 in 2000, 1999 and 1998 and consisted primarily of sales to various U.S. government agencies and to a large number of commercial customers. During 2000, 1999 and 1998, sales to U.S. government agencies accounted for 26, 4, and 37 percent of Napco sales. Historically, there has not been a reliance on any one customer.

Competition

Napco is one of the major independent suppliers of a broad line of parts and components for United States military vehicles and other equipment maintained by foreign governments. Because there are many other suppliers of such parts and components, the pricing of Napco's products is highly competitive.

Backlog

Napco's order backlog totaled $12,632,000 at December 31, 2000, compared with $23,413,000 at December 31, 1999. The order backlog was $12,266,000 at December 31, 1998. Management expects that nearly all of the balance of its December 31, 2000 backlog will be shipped during 2001. Year-end backlog can indicate the level of sales in the subsequent year. Therefore, management expects that sales will decrease in 2001 compared with 2000 sales levels based on December 31, 2000 backlog.

         Napco's business with the U.S. Government is principally comprised of firm, fixed price contracts and therefore not subject to renegotiation of profits, nor are they subject to termination at the unilateral election of the U.S. Government.

Employees

Napco employed 106 people at December 31, 2000.


                          Lightning Rod Software, Inc.

Lightning Rod Software, Inc. (LROD) is the successor by merger to Atio USA, formerly Venturian Software Enterprises, Inc. LROD's primary product, Lightning Rod Interaction Manager, is an integrated, modular and scalable customer service solution that delivers responsive, personalized service and can be tailored to meet specific customer service center requirements via the customer-preferred communications medium, including Web callback, chat, e-mail, Web collaboration, Voice over the Web, fax and telephone.

         Prior to October 1997, Venturian Software was a 90 percent owned subsidiary of Venturian Corp. and prior to December 1996 was an 80 percent owned subsidiary of Venturian Corp. Effective October 1, 1997, Venturian Corp. entered into a joint venture agreement with Venturian Software, Atio Corporation PTY Ltd. of South Africa, Atio Corporation International, Inc. and Venturian Software's minority shareholder and president whereby Atio International acquired a 50 percent interest in Venturian Software, through funding provided by Atio PTY, and Venturian Corp.'s investment was reduced to 45 percent.

         Venturian Software subsequently changed its name to Atio Corporation USA, Inc. Venturian Corp. began accounting for its investment in Atio USA under the equity method of accounting in 1997. Venturian Corp. recorded $1,040,000 of equity in losses of unconsolidated subsidiary for its share of Atio USA's losses for the year ended December 31, 1998. Venturian Corp.'s investment in Atio USA was fully written off during 1998. Due to additional financing provided by Atio International and the conversion of debt to stock, Venturian's investment in Atio USA was reduced to 27 percent during 1999.

         On April 28, 2000, Atio USA merged with and into CE Software Holdings, Inc. ("CESH") Effective April 28, 2000, CESH's operating subsidiary, CE Software, Inc., was spun off through the distribution of all of its stock to CESH's shareholders. In conjunction with the merger and spin off, CESH, the remaining public company, changed its name to Lightning Rod Software, Inc. (LROD) which is traded on the Nasdaq SmallCap Market. Under the terms of the merger agreement, Venturian received 236,842 shares of LROD in exchange for its prior interest in Atio USA. In connection with the merger, Venturian also purchased 148,900 shares of LROD common stock for $964,872, which was offset by approximately $150,000 in advances to Atio USA. As of December 31, 2000, Venturian owns approximately 12% of the outstanding shares of LROD.

         During the fourth quarter of 2000, the company determined that a permanent decline in the value of its investment in LROD had occurred. As a result, the company recorded a write-down on this investment of $386,000 in its statement of operations. Of the 385,742 shares held by the company, 243,000 shares are considered to be unrestricted as of December 31, 2000. These unrestricted shares have been classified as available for sale with unrealized losses for the difference between the market value of these shares at December 31, 2000 and their cost, after recording the write-down, reported as a separate component of shareholders' equity. The remaining 142,742 shares are restricted and are reported at their revised cost after accounting for the write-down.

                                 Venturian Corp.

Employees

Venturian Corp. employed 4 individuals at December 31, 2000.


Executive Officers

The present executive officers are:

       Name                       Office                    Age    Officer Since
-----------------     --------------------------------      ---    -------------
Gary B. Rappaport     Chairman of the Board and             64        1983(1)
                      Chief Executive Officer -
                      Venturian Corp. and
                      Napco International Inc.

Mary F. Jensen        Chief Financial Officer - Venturian   46        1987(1)
                      Corp. and Napco International Inc.

Charles B. Langevin   Director, President of                55        1986(1)
                      Napco International Inc.

Reinhild D. Hinze     Treasurer, Vice President             51        1985(1)
                      Operations - Napco
                      International Inc. and
                      Assistant Secretary - Venturian
                      Corp.

Don M. House, Jr.     President and Chief Operating         48        1998(2)
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

Item 2. Properties

The Company's corporate offices consist of approximately 19,000 square feet located in a 386,000 square foot industrial plant building owned by the Company. These offices are principally used in Napco's sales and administrative activities. The building is a multi-tenant building with twenty-four additional tenants presently occupying space. During 1997, the Company formed, and transferred the rental real estate to its wholly owned subsidiary, Hopkins Tech Center LLC. The Company also refinanced debt related to the rental real estate. The note is payable in monthly installments, including interest of 8.53 percent per annum, through October 2007, with the remaining balance due at that time. In addition to the monthly installments of principal and interest, the Company is also required to escrow amounts for the payment of property taxes and certain other operating expenses.

         Adjacent to the corporate offices is a 123,000 square foot warehouse in which Napco performs receiving, inspection, packaging, shipping, light manufacturing and repair and inventory functions.

         IPM conducts its operations in a 32,000 square foot production facility. The original 12,000 square foot building was purchased in 1997 and in 2000, a 20,000 square foot addition was completed. The facility is owned by IPM's wholly owned subsidiary, International Precision LLC.

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



Item 4. Submission of Matters to a Vote of Security Holders

None.

                                     Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Information required by this item has been included in the Company's 2000 Annual Report to Shareholders, incorporated herein by reference. Such information and the related Annual Report caption and page references are: the high and low bid prices of the Company's common stock for the period ended December 31, 2000, under the caption "Quarterly Financial Data;" the number of common stockholders of record as of December 31, 2000, under the caption "Five-Year Financial Summary;" the Company's dividend policy, under the caption "Shareholder Information;" and dividend history information, in the "Five-Year Financial Summary."


Item 6. Selected Financial Data

Information required by this item has been included in the Company's 2000 Annual Report to Shareholders, incorporated herein by reference under the caption "Five-Year Financial Summary."


Item 7. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations is contained in the Company's 2000 Annual Report to Shareholders, incorporated herein by reference.


Item 7A. Quantitative and Qualitive Disclosures About Market Risk

The Company's interest income and expense is affected by changes in the general level of U.S. interest rates. Changes in U.S. interest rates affect the interest earned when the Company invests in cash equivalents and the interest paid on its debt. The Company maintains approximately 74 percent of its debt with a fixed rate of interest. The Company uses sensitivity analysis to determine its exposure to changes in interest rates. The Company does not anticipate exposure to interest rate market risk will have a material impact on the Company's future earnings, cash flow, or fair value of debt instruments. As cash equivalents are short-term investments, the market risk related to interest income as well as the fair value of cash equivalents, which represent short-term government securities, will not have a material impact on the Company. The Company did not have any cash equivalents at December 31, 2000 or 1999.

The Company does business with foreign countries. All sales with foreign countries are billed and received in U.S. dollars and, as a result, the quantitative and qualitative market risk related to these receivables is not deemed material.

Item 8. Financial Statements and Supplementary Data

The following portions of the Company's 2000 Annual Report to Shareholders are incorporated herein by reference as follows:

     (a)  Financial Statements:

          Consolidated Statements of Operations,
          three years ended December 31, 2000

          Consolidated Balance Sheets,
          as of December 31, 2000 and 1999

          Consolidated Statements of Cash Flows,
          three years ended December 31, 2000

          Consolidated Statements of Changes in
          Shareholders' Equity, three years ended
          December 31, 2000

          Notes to the Consolidated Financial Statements

          Report of Independent Certified Public Accountants

     (b)  Supplementary Data:

          Quarterly Financial Data


Item 9. Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure

        None.

                                    Part III

Items 10, 11, 12 & 13

Item 10 (Directors and Executive Officers of the Registrant), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management) and Item 13 (Certain Relationships and Related Transactions), constituting Part III of Form 10-K, are incorporated herein by reference to the company's definitive Proxy Statement with respect to its 2001 Meeting of Shareholders, which will be filed not later than 120 days after the close of the fiscal year.

                                     Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on 8-K

                                                                            Page
                                                                            ----
(a)  Financial Statements and Schedules

(1) Financial Statements - See Part II, Item 8 (a) for a complete listing of financial statements incorporated by reference from the company's 2000 Annual Report to Shareholders

(2)  Financial Statement Schedules

     Report of Independent Certified Public
     Accountants on Schedule                                                 14

     Schedule II     Valuation and Qualifying Accounts, for each of the
                     three years in the period ended December 31, 2000       15


(3) Other schedules are omitted because of the absence of the conditions under which they are required or because the required information is provided in the financial statements or the notes thereto.

(b)  Reports on Form 8-K

(1)  The following was contained in a Report 8-K filed on January 3, 2001:

     On December 26, 2000, Venturian Corp. issued a press release regarding an offer to purchase the company by a stockholder group headed by the Company's Chairman and Chief Executive Officer.


(c)  Exhibits

Exhibit           Description
-------           -----------

3.1 Articles of Incorporation of the Company, as amended on June 10, 1987 and on August 4, 1987.

3.2               Amended Bylaws of the Company.

4.1 11% Subordinated Convertible Debenture, dated July 30, 1998 issued to Quarterdeck Public Equities, LLC (incorporated by reference to Exhibit 4 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (SEC File No. 000-12117) filed August 13, 1998).

4.2 Mortgage and Security Agreement and Fixture Financing Statement, dated September 11, 1997, by Hopkins Tech Center, LLC to Northland Financial Corporation.

4.3 Promissory Note of Hopkins Tech Center, LLC dated September 11, 1997, in the amount of $3,375,000.

10.1 Venturian Corp. 1995 Stock Option Plan as amended by Amendment No. 1(incorporated by reference to Exhibit 10.8 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (SEC File No. 000-12117) filed March 14,
                  1997).**

10.2 1996 Non-Employee Director Stock Option Plan (incorporated by reference to Appendix to the Company's definitive Proxy Statement for its Annual Meeting of Shareholders held on May 7, 1997 filed with the Commission on Schedule 14A on April 4,
                  1997).**

10.3 Common Stock and Debenture Purchase Agreement, dated July 30, 1998, between the Company and Quarterdeck Public Equities, LLC (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (SEC File No. 000-12117) filed August 13, 1998).

10.4 Voting Agreement, dated July 30, 1998, between Quarterdeck Public Equities, LLC and Gary B. Rappaport (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (SEC File No. 000-12117) filed August 13, 1998).

10.5              Loan Program for Key Executive Officers of the Company.**

13 2000 Annual Report to Shareholders, incorporated herein by reference.

21                Subsidiaries of the Registrant.

23 Consent of Independent Certified Public Accountants to incorporate by reference the Registrant's Registration Statements on Form S-8.

** Indicates management or compensatory plan or arrangement.

         REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULE


Board of Directors
Venturian Corp.


In connection with our audit of the consolidated financial statements of Venturian Corp. and Subsidiaries referred to in our report dated February 6, 2001, which is included in the annual report to shareholders and incorporated by reference, we have also audited Schedule II for each of the three years in the period ended December 31, 2000. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.





                                       /s/ GRANT THORNTON LLP


Minneapolis, Minnesota
February 6, 2001

                        Venturian Corp. and Subsidiaries

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS

                       Three years ended December 31, 2000


              Column A                 Column B                Column C              Column D      Column E
----------------------------------- --------------- ----------------------------- -------------- ------------
                                      Balance at      Charged to     Charged to                     Balance
                                     beginning of     costs and        other        Deductions      at end
 Description                            period         expenses       accounts          (a)        of period
----------------------------------- --------------- -------------- -------------- -------------- ------------
 Allowance for doubtful accounts:

 Year ended December 31, 1998         $ 195,000       $ 103,000       $     -        $  81,000     $ 217,000


 Year ended December 31, 1999         $ 217,000       $  33,000       $     -        $  50,000     $ 200,000

 Year ended December 31, 2000         $ 200,000       $  24,000       $     -        $  10,000     $ 214,000

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


                           By: /s/ Gary B. Rappaport
                               Gary B. Rappaport
                               Chairman of the Board and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Gary B. Rappaport
Gary B. Rappaport
Chairman of the Board, Director and
Chief Executive Officer                            March 7, 2001


/s/ Don M. House, Jr.
Don M. House, Jr.
President and Chief Operating Officer              March 7, 2001


/s/ Morris M. Sherman
Morris M. Sherman
Director                                           March 7, 2001

/s/ Charles B. Langevin
Charles B. Langevin
Director                                           March 7, 2001


/s/ J. Stephen Schmidt
J. Stephen Schmidt
Director                                           March 7, 2001


/s/ Melissa E. Rappaport
Melissa E. Rappaport
Director                                           March 7, 2001


/s/ Mary F. Jensen
Mary F. Jensen
Controller, Treasurer and
Chief Financial Officer                            March 7, 2001