Form 10-K/A
period 2000-12-31
VENTURIAN CORP
filed 2001-03-29
CIK 745756

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

The undersigned Registrant hereby amends the following items of its Annual Report on Form 10-K for the fiscal year ended December 31, 2000 as forth below on the pages attached hereto:



         Part III: Item 10 - Directors and Executive Officers of the Registrant.

         Part III: Item 11 - Executive Compensation.

         Part III: Item 12 - Security Ownership of Certain Beneficial Owners and
                             Management.

         Part III: Item 13 - Certain Relationships and Related Transactions.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS

                                                 Principal Occupation or
                           Director of the        Employment and Other
    Name (Age)              Company Since          Directorships Held
-------------------        ---------------      -------------------------

Morris M. Sherman (65)*      May 1988        Secretary of the Company since
                                             1987. Mr. Sherman has been a
                                             partner in the law firm of Leonard,
                                             Street and Deinard Professional
                                             Association for more than five
                                             years.

Charles B. Langevin (55)     November 1990   Mr. Langevin was named President of
                                             Napco International Inc., a
                                             wholly-owned subsidiary of the
                                             Company, in 1996. Previously, Mr.
                                             Langevin was the Executive Vice
                                             President of Napco International
                                             Inc. for more than five years.

Jon B. Kutler (43)           May 2000        Mr. Kutler has been President and
                                             Chief Executive Officer of
                                             Quarterdeck Public Equities, LLC
                                             and Quarterdeck Partners, Inc. for
                                             more than five years. Quarterdeck
                                             Public Equities, LLC is an
                                             affiliate of Quarterdeck Investment
                                             Partners, Inc., an investment
                                             banking firm focusing in the global
                                             aerospace and defense markets.

Melissa E. Rappaport (33)    May 1998        Ms. Rappaport has been the Vice
                                             President of Business Development
                                             at Capella Education Company, an
                                             online university offering Masters
                                             and PhDs to adult working
                                             professionals, since December 2000.
                                             Ms. Rappaport previously served in
                                             various capacities at America West
                                             Airlines from May 1996 to December
                                             2000, including Managing Director
                                             of B2C E-Business and Director of
                                             Revenue Analysis. Prior to America
                                             West, Ms. Rappaport served in
                                             various capacities at Northwest
                                             Airlines. Ms. Rappaport is the
                                             daughter of Gary B. Rappaport,
                                             Chairman of the Board and Chief
                                             Executive Officer of the Company.

                                                 Principal Occupation or
                           Director of the        Employment and Other
    Name (Age)              Company Since          Directorships Held
-------------------        ---------------      -------------------------

J. Stephen Schmidt (55)*     May 1998        Mr. Schmidt has owned T.N.B.
                                             Holdings, Inc., a real estate and
                                             financial holding company, for more
                                             than five years. Mr. Schmidt also
                                             serves as Chairman of Wavecrest
                                             Technologies, a high-technology
                                             electronics measurement company;
                                             Chairman of PriMed International, a
                                             development stage medical device
                                             company; and is a consultant to the
                                             Board of Directors of Shufflemaster
                                             Gaming, Inc., a supplier to the
                                             gaming industry.

Gary B. Rappaport (64)       September 1983  Chairman of the Board and Chief
                                             Executive Officer of the Company
                                             since 1983; President from 1983
                                             until March 1996 and from December
                                             1996 to February 1998. Director
                                             Melissa E. Rappaport is the
                                             daughter of Mr. Rappaport.

Anthony S. Cleberg (48)*     June 1996       Mr. Cleberg Executive has been the
                                             Vice President and Chief Financial
                                             Officer of Champion Enterprises,
                                             Inc., a family of companies that
                                             manufacture and retail manufactured
                                             and modular housing, since October
                                             2000. Mr. Cleberg previously served
                                             as Executive Vice President and
                                             Chief Financial Officer of Morrison
                                             Knudsen Corporation from May 1997
                                             to October 2000. Mr. Cleberg was
                                             the Corporate Vice President for
                                             Business Development for Honeywell,
                                             Inc. from March 1995 to April 1997,
                                             after having served with Honeywell
                                             in various capacities since
                                             February 1982.


* Member of the Audit Committee during 2000.

                  INFORMATION CONCERNING THE BOARD OF DIRECTORS

         Audit Committee

         During 2000, the Audit Committee consisted of Morris M. Sherman, Anthony S. Cleberg and J. Stephen Schmidt, non-employee members of the Board.

         The Audit Committee provides direct communication between the Company, the independent auditors and the Board of Directors. It is intended to assure the independent auditors of the freedom, cooperation and opportunity necessary to accomplish their functions. It is also intended to assure that appropriate action is taken on the recommendations of the auditors. The Audit Committee met on two occasions during 2000.

         Compensation Committee; Compensation Committee Interlocks

         During 2000, the Compensation Committee consisted of Jon B. Kutler and
J. Stephen Schmidt, non-employee members of the Board.

         The Compensation Committee sets the compensation policy for the Company, administers the Company's bonus plans, and makes recommendations to the Board of Directors. The Compensation Committee did not meet in 2000.

         No member of the Compensation Committee was, during the 2000 fiscal year or previously, an officer or employee of the Company, nor did any member have any relationship or transaction with the Company which is required to be reported under Item 402(j) of Regulation S-K under the Securities Exchange Act of 1934, as amended.


EXECUTIVE OFFICERS

         The executive officers are elected to serve one year or until their respective successors are elected. The present executive officers are:

       Name                       Office                     Age   Officer Since
-----------------     --------------------------------       ---   -------------

Gary B. Rappaport     Chairman of the Board and              64       1983(1)
                      Chief Executive Officer -
                      Venturian Corp. and
                      Napco International Inc.

Mary F. Jensen        Chief Financial Officer - Venturian    46       1987(1)
                      Corp. and Napco International Inc.

Charles B. Langevin   Director, President of                 55       1986(1)
                      Napco International Inc.

       Name                       Office                     Age   Officer Since
-----------------     --------------------------------       ---   -------------

Reinhild D. Hinze     Treasurer, Vice President              51       1985(1)
                      Operations - Napco
                      International Inc. and
                      Assistant Secretary - Venturian
                      Corp.

Don M. House, Jr.     President and Chief Operating          48       1998(2)
                      Officer - Venturian Corp.


(1) Each of the indicated officers has been employed by the Company for more than five years.

(2) Mr. House joined the Company in December 1997. In February 1998 he was appointed President and Chief Operating Officer by the Board of Directors. Previously, Mr. House was President of Porsa System, Inc., a designer and builder of custom fixtures and displays, from July 1996 to July 1997. Mr. House also served as President of P.C. Express, Inc. from April 1995 to December 1995.


      COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16 (a) of the Securities Exchange Act of 1934 requires the Company's directors, certain officers and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership on Form 3 and changes in ownership on Forms 4 or 5 with the SEC. Such officers, directors and ten percent shareholders are also required by the SEC's rules to furnish us with copies of all Section 16(a) reports they file.

         Specific due dates for such reports have been established by the SEC, and we are required to disclose in this Proxy Statement any failure to file reports by such dates. Based solely on its review of the copies of such reports received by us or by written representations from certain reporting persons, we believe that during the year ended December 31, 2000, all Section 16(a) filing requirements applicable to our officers, directors and ten percent shareholders were complied with.

ITEM 11. EXECUTIVE COMPENSATION.

Compensation of Directors.

         The Board of Directors has determined that all non-employee directors of the Company shall be paid an annual retainer of $4,000 each, plus (i) the sum of $500 for attendance at any meeting of the Board of Directors or Board Committee (only a single fee to be paid in case a committee meeting should fall on the same date as a meeting of the Board) and (ii) reimbursement for out-of-pocket expenses incurred in attending any such meeting. Directors who are employees of the Company or its subsidiaries receive no compensation for Board membership.

Summary of Cash and Certain Other Compensation.

         Set forth below is certain information concerning compensation paid for 2000 to the Chief Executive Officer and the two executive officers who received compensation in excess of $100,000. No other executive officer received total salary and bonus in excess of $100,000 for 2000.

                           SUMMARY COMPENSATION TABLE

                                                          Long Term
                           Annual Compensation          Compensation
                           -------------------          ------------
     Name and                                                                     All Other
Principal Position          Year    Salary ($)     Bonus ($)    Options (#)    Compensation ($)
------------------          ----    ----------     ---------    -----------    ----------------
Gary B. Rappaport           2000     125,000       $ 19,970           --           4,035(1)
Chairman of the Board       1999     125,000             --           --           4,856(1)
of Directors,               1998     125,000         40,000       42,460           4,976(1)
Chief Executive Officer

Charles B. Langevin         2000     125,000         42,395           --           2,520(2)
President                   1999     125,000             --           --           2,500(2)
Napco International Inc.    1998     120,000        175,512           --           1,310(2)

Don M. House, Jr.           2000     120,000         80,000           --              --
President                   1999     120,000         50,000           --              --
Venturian Corp.             1998     120,000         80,000           --              --

(1) Includes amounts contributed by the Company pursuant to the matching provisions of its Profit Sharing/401(k) Plan ($2,625, $2,500 and $1,310 in 2000, 1999, and 1998, respectively), and the benefit to Mr. Rappaport in connection with a split dollar insurance policy on the life of Mr. Rappaport which is funded by the Company ($1,410, $2,356 and $3,666 in 2000, 1999 and 1998, respectively). The benefits to Mr. Rappaport were computed using the "foregone interest" method, which measures the difference between the Company's current premium payment and the present value of its recovery of such premium, utilizing a discount rate of 6.60%, 5.32% and 5.56% for 2000, 1999 and 1998, respectively.

(2) Consists of amounts contributed by the Company pursuant to the matching provisions of its Profit Sharing/401(k) Plan.

         Certain expenditures made by the Company in the ordinary course of business may have provided officers and directors of the Company with incidental personal benefits not available to other employees. The aggregate amount of such other compensation with respect to any named individual did not equal or exceed the lesser of $50,000 or 10% of the compensation reported for such person.

                        OPTION GRANTS IN LAST FISCAL YEAR

The table below sets forth individual grants of stock options made to persons named in the Executive Compensation table during the year ended December 31, 2000. Each of the options granted was issued following the expiration of a similar option with a lower exercise price.

                                                                             Potential Realizable
                                                                             Value at Assumed
                               Percent of                                    Annual Rates
                 Number of     Total Options    Exercise                     of Stock Price
                 Securities    Granted to       Price or                     Appreciation
                 Underlying    Employees        Base                         for Option Term (1)
                 Options       During           Price/share   Expiration
 Name            Granted(#)    the Year(%)      ($)              Date          5%($)      10%($)
--------------------------------------------------------------------------------------------------
Charles B.
  Langevin         12,375         32%           $4.875         3/24/2010         --         --

(1) The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of the Company's estimate or projection of the Company's future Common Stock prices.


                 AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

         The persons named in the Executive Compensation table did not exercise any stock options or stock appreciation rights during the last fiscal year. As of December 31, 2000, stock options which remain unexercised had the following values, based on the difference between the option exercise price and the closing price of the Company's common stock on December 31, 2000 as quoted in the National Association of Securities Dealers Automated Quotation System.

                                          Number of Unexercised      Value of Unexercised in-the-
                                           Options at Year-End        Money Options at Year-End
        Name                Options     Exercisable/Unexercisable     Exercisable/Unexercisable
        ----                -------     -------------------------     -------------------------
Gary B. Rappaport            42,460             42,460/ --                     -- / --
Charles B. Langevin          53,625             53,625/ --                     -- / --
Don M. House                 49,500             49,500/ --                     -- / --

COMPENSATION COMMITTEE REPORT

         The Company's executive compensation program is designed to attract, motivate, reward and retain the management talent needed to achieve its business objectives.

         It does this by providing incentives to achieve Company objectives, by rewarding executives for exceptional financial performance by the Company, by recognizing superior individual achievement and by utilizing competitive base salaries.

         Accordingly, assessments of both individual and corporate performance influence executives' compensation levels, although the emphasis to date has been on corporate performance. This includes the ability to implement the Company's business plans as well as to react to unanticipated external factors that can have a significant impact on corporate performance. Compensation decisions for all executives, including the Chief Executive Officer, are based on the same criteria.

         There are three major current components of the Company's compensation program: Base Salary, Short Term Incentive Awards and Long Term Incentive Compensation.

BASE SALARY

         A competitive base salary is vital to support the philosophy of management development and career orientation of executives and is consistent with the long-term nature of the Company's business.

         Salary levels and adjustments to salaries are a result of annual reviews of competitive positioning (how the Company's salary structure for comparable positions compares with that of other companies), business performance and general economic factors. There is no specific weighting of these factors. Executive officers receive an annual performance review and, based upon such review, may receive an adjustment in base salary. No named executive officer received an increase in base salary in 2000.

SHORT TERM INCENTIVE AWARDS

         Short term incentive awards to executives are granted in cash pursuant to the Company's bonus plans to recognize contributions to the business.

         The bonus plans, which are adopted annually, set profitability goals for each subsidiary. Other goals, such as reducing inventory and receivables, may be set as well. The specific bonus an executive receives is primarily dependent on overall performance of the subsidiary for which such executive has responsibility. Assessment of an individual's relative performance is made annually based on a number of factors which include initiative, business judgment, technical expertise and management skills.

LONG TERM INCENTIVE PLANS

         The Compensation Committee believes that it is important for the Company's executive officers to focus not just on short term achievements, but on the long term financial health and development of the Company. Accordingly, the Committee may utilize awards of incentive stock options. In 2000 the Committee granted an aggregate of 40,450 incentive stock options to eight employees, of which amount three executive officers were granted an aggregate of 28,875 options.

Submitted by the Compensation Committee of the Board of Directors:

         Jon B. Kutler                  J. Stephen Schmidt


                          SHARE INVESTMENT PERFORMANCE

The following graph shows changes over the past five-year period in the value of $100 invested in: (1) the Company's Common Stock; (2) the NASDAQ Index; and (3) an industry group of 54 multi-industry companies, not including the Company. The industry group consists of companies, which have been publicly traded at least since January 1, 1995.

The year-end values of each investment are based on share price appreciation plus dividends paid in cash, assuming the reinvestments of dividends. The calculations exclude trading commissions and taxes.


                      COMPARISON OF CUMULATIVE TOTAL RETURN
          OF THE COMPANY, AN INDUSTRY GROUP AND THE NASDAQ MARKET INDEX

                               [PLOT POINTS CHART]

                                      FISCAL YEAR ENDING
-----------------------------------------------------------------------------------------
                   12/30/95    12/29/96    12/31/97    12/31/98    12/31/99    12/31/00
-----------------------------------------------------------------------------------------
VENTURIAN CORP.     100.00      162.50      185.00      232.38      182.63        85.62
-----------------------------------------------------------------------------------------
MG GROUP INDEX      100.00      127.48      175.08      163.08      129.80       164.74
-----------------------------------------------------------------------------------------
NASDAQ MARKET
   INDEX            100.00      124.27      152.00      214.39      378.12       237.66
-----------------------------------------------------------------------------------------


                      ASSUMES $100 INVESTED ON JAN. 1, 1996
          ASSUMES DIVIDEND REINVESTED FISCAL YEAR ENDING DEC. 31, 1999

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

         The following are the only persons known to the Company to own of record or beneficially more than five percent of any class of voting securities of the Company as of March 26, 2001:

                                                      Amount and Nature
Title of        Name and Address of                      of Beneficial         Percentage
 Class          Beneficial Owner                          Ownership             of Class
 -----          ----------------                          ---------             --------
Common        Quarterdeck Public Equities, LLC        142,571 (direct) (a)       10.43%
Stock         10100 Santa Monica Boulevard             37,840 (indirect) (b)      2.92%
              Suite 1425
              Los Angeles, CA  90067

Common        Hesperus Partners Ltd.                   70,264 (direct) (c)        5.42%
Stock         225 W. Washington St., Suite 1650
              Chicago, Illinois 60606

Common        White Dwarf Partners, L.P.               61,901 (direct) (c)        4.77%
Stock         225 W. Washington St., Suite 1650
              Chicago, Illinois 60606

Common        The Charles Schwab Company               72,838 (direct) (d)        5.61%
Stock         Trustee for Venturian Group Profit
              Sharing Plan and Trust
              One Montgomery Street
              San Francisco, California 94104

                                                      Amount and Nature
Title of        Name and Address of                      of Beneficial         Percentage
 Class          Beneficial Owner                          Ownership             of Class
 -----          ----------------                          ---------             --------
Common        Gary B. Rappaport                       137,175 (direct) (e)       26.45%
Stock         11111 Excelsior Boulevard               217,198 (indirect) (f)
              Hopkins, Minnesota 55343

Common        Oppenheimer Group, Inc.                  81,015 (indirect) (g)      6.24%
Stock         World Financial Center
              New York, New York 10281

SECURITY OWNERSHIP OF MANAGEMENT

         As of March 26, 2001, individual directors, and the directors and executive officers of the Company as a group, owned shares of the Company's common stock as indicated by the following table:

                                                      Amount and Nature
Title of       Name of Beneficial                            of                Percentage
 Class          Beneficial Owner                          Ownership             of Class
 -----          ----------------                          ---------             --------
Common        Gary B. Rappaport                       137,175 (direct) (e)       26.45%
Stock                                                 217,198 (indirect) (f)

Common        Jon B. Kutler                            37,840 (direct) (b)        2.92%
Stock                                                 142,571 (indirect) (a)     10.43%

Common        Charles B. Langevin                      65,835 (direct) (h)        4.87%
Stock

Common        J. Stephen Schmidt                       68,058 (direct)            5.25%
Stock

Common        Don M. House, Jr.                        49,500 (direct)(i)         3.67%
Stock

Common        Reinhild D. Hinze                        25,895 (direct) (j)        1.97%
Stock

Common        Mary F. Jensen                           25,300 (direct)(k)         1.92%
Stock

Common        Melissa E. Rappaport                     15,127 (direct)            1.17%
Stock

                                                      Amount and Nature
Title of       Name of Beneficial                            of                Percentage
 Class          Beneficial Owner                          Ownership             of Class
 -----          ----------------                          ---------             --------
Common        Anthony S. Cleberg                        5,728 (direct)               *
Stock

Common        Morris M. Sherman                         3,418 (direct)               *
Stock

Common        All directors and executive             433,876 (direct)
Stock         officers as a group (10 in              359,769 (indirect) (l)     53.47%
              number including the above)


* Less than 1% of the outstanding shares.

(a) Includes 69,305 shares of common stock, issuable pursuant to a debenture convertible by Quarterdeck Public Equities, LLC, at its option, at $7.26 per share. Quarterdeck Public Equities, LLC has not yet converted such debenture.

(b)  Shares owned by Jon D. Kutler of Quarterdeck Public Equities, LLC.

(c) Hesperus Partners Ltd. ("Hesperus") and White Dwarf Partners, L.P. ("White Dwarf") are affiliates. Voting and investment power with respect to the shares owned by Hesperus may be deemed shared with Sirius Partners L.P., the general partner of Hesperus Partners Ltd. and with Sirius Corporation, the general partner of Sirius Partners L.P., and, with respect to the shares owned by White Dwarf, may be deemed shared with Pluto L.L.C., the general partner of White Dwarf.

(d) These shares are owned by The Charles Schwab Trust Company ("Schwab") as trustee for the Venturian Group Profit Sharing/401(k) Plan. For purposes of the reporting requirements of the Securities Exchange Act of 1934, Schwab is deemed to be a beneficial owner of such securities; however, Schwab expressly disclaims any beneficial interest in said shares.

(e) Includes 42,460 shares of the common stock of the Company, which Mr. Rappaport could acquire (but has not yet purchased) pursuant to presently exercisable options.

(f) These shares are owned by trusts created under the will of Max E. Rappaport, deceased, for the benefit of his wife and two children (including Gary B. Rappaport, a trustee of said trusts), and by a trust created by Mr. Rappaport's mother for the benefit of his two daughters. Mr. Rappaport shares the voting and investment power with respect to said shares in his capacity as trustee or co-trustee of said trusts. Also includes 72,838 shares held by the Venturian Group Profit Sharing/401(k) Plan. Mr. Rappaport, by virtue of his position on the investment committee for the Plan, holds voting and dispositive power with respect to these shares.

(g) Beneficial ownership is reported on behalf of the parent and various subsidiaries of Oppenheimer Group, Inc., and for investment advisory clients or discretionary accounts of such subsidiaries. Oppenheimer Group, Inc. disclaims beneficial ownership of such shares.

(h) Includes 53,625 shares of the common stock of the Company, which Mr. Langevin could acquire (but has not yet purchased) pursuant to presently exercisable options.

(i) Consists of 49,500 shares of the common stock of the Company, which Mr. House could acquire (but has not yet purchased) pursuant to presently exercisable options.

(j) Includes 19,250 shares of the common stock of the Company, which Ms. Hinze could acquire (but has not yet purchased) pursuant to presently exercisable options.

(k) Includes 22,000 shares of the common stock of the Company, which Ms. Jensen could acquire (but has not yet purchased) pursuant to presently exercisable options.

(l)  Notes (e)-(k) are incorporated herein by this reference thereto.


ITEM 13. TRANSACTIONS WITH CERTAIN RELATED PARTIES.

         As of December 31, 2000, loans totaling $132,143 under the Company's Loan Program for Key Executive Officers were outstanding from its executive officers, of which $70,268 was loaned to Mr. Rappaport, $40,000 was loaned to Mr. Langevin, and $21,875 was loaned to Ms. Hinze. The loans are secured by 30,682 shares of the Company's common stock, which had an aggregate market value of $88,210 on March 26, 2001.

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


/s/ Gary B. Rappaport
Gary B. Rappaport
Chairman of the Board, Director and
Chief Executive Officer                                  March 29, 2001


/s/ Don M. House, Jr.
Don M. House, Jr.
President and Chief Operating Officer                    March 29, 2001


/s/ Morris M. Sherman
Morris M. Sherman
Director                                                 March 29, 2001


/s/ Charles B. Langevin
Charles B. Langevin
Director                                                 March 29, 2001


/s/ J. Stephen Schmidt
J. Stephen Schmidt
Director                                                 March 29, 2001


/s/ Melissa E. Rappaport
Melissa E. Rappaport
Director                                                 March 29, 2001


/s/ Mary F. Jensen
Controller, Treasurer and
Chief Financial Officer                                  March 29, 2001