Form 10-Q
period 2001-03-31
VENTURIAN CORP
filed 2001-05-10
CIK 745756

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
-    EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2001

                                       OR

-    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


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

                                   Outstanding at May 3, 2001
                                   --------------------------
$1.00 par value common shares                      1,297,539

                        VENTURIAN CORP. AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX

PART I.       Financial Information



         Item 1.

                  Consolidated Condensed Balance Sheets
                  March 31, 2001 and December 31, 2000                         3

                  Consolidated Condensed Statements of Operations
                  Three months ended March 31, 2001 and 2000                   4

                  Consolidated Condensed Statements of Cash Flows
                  Three months ended March 31, 2001 and 2000                   5

                  Notes to Consolidated Condensed Financial
                  Statements                                                   6


         Item 2.

                  Management's Discussion and Analysis of
                  the Results of Operations and Financial Condition           11



PART II.      Other information

         Item 6.  Exhibits and Reports on Form 8-K                            17

                        Venturian Corp. and Subsidiaries
                     Consolidated Condensed Balance Sheets
                                 (In thousands)
                                  (Unaudited)

                                                             March 31,        December 31,
                                                                  2001                2000
                                                       ----------------    ----------------

Current assets
  Cash and cash equivalents                                       $227                $232
  Restricted cash                                                   28                  28
  Marketable securities                                            275                  84
  Accounts receivable, less allowance
    for doubtful accounts of $214
    in March 2001 and in December 2000                           6,303               7,522
  Inventories                                                    4,341               4,382
  Prepaid expenses and other                                       225                 232
                                                       ----------------    ----------------

    Total current assets                                        11,399              12,480

Property and equipment - at cost
  Buildings and improvements                                     2,764               2,764
  Equipment                                                      6,440               6,328
                                                       ----------------    ----------------
                                                                 9,204               9,092
  Less accumulated depreciation and amortization                 6,487               6,385
                                                       ----------------    ----------------
                                                                 2,717               2,707
  Land                                                             230                 230
                                                       ----------------    ----------------
                                                                 2,947               2,937

Other assets
  Cash surrender value of life insurance, net                    4,192               4,053
  Rental real estate, net                                        2,846               2,892
  Restricted securities                                            189                 214
  Other                                                            327                 316
                                                       ----------------    ----------------
                                                                 7,554               7,475
                                                       ----------------    ----------------

                                                               $21,900             $22,892
                                                       ================    ================

Liabilities and Shareholders' Equity
Current liabilities
  Bank overdraft                                                  $566                $495
  Note payable to bank                                           1,555               1,454
  Current maturities of long-term debt                             156                 156
  Accounts payable                                               1,985               2,374
  Advances from customers                                           36                  72
  Accrued liabilities                                            1,234               1,519
                                                       ----------------    ----------------

    Total current liabilities                                    5,532               6,070

Long-term debt, less current maturities                          4,647               4,690

Deferred compensation and postretirement benefits                1,704               1,755

Commitments and contingencies                                        -                   -

Shareholders' equity
  Common stock - $1 par value                                    1,298               1,298
  Additional contributed capital                                15,741              15,741
  Accumulated deficit                                           (6,907)             (6,381)
  Accumulated other comphrensive loss                             (115)               (281)
                                                       ----------------    ----------------
                                                                10,017              10,377
                                                       ----------------    ----------------

                                                               $21,900             $22,892
                                                       ================    ================


The accompanying notes are an integral part of these statements.

                        Venturian Corp. and Subsidiaries
                Consolidated Condensed Statements of Operations
                (In thousands, except share and per share data)
                                  (Unaudited)

                                                    Three months ended
                                                         March 31,
                                            ------------------------------------
                                                       2001                2000
                                            ----------------    ----------------

Net sales                                            $5,609              $7,092

Cost of products sold                                 4,029               5,131
                                            ----------------    ----------------

  Gross profit                                        1,580               1,961

Operating expenses
  Sales and marketing                                   844                 816
  Administrative                                        684                 680
  Warehousing                                           447                 460
                                            ----------------    ----------------

    Total operating expenses                          1,975               1,956
                                            ----------------    ----------------

Operating profit (loss)                                (395)                  5

Other income (expense)
  Interest income                                         5                  14
  Interest expense                                     (201)               (145)
  Rental income, net of expenses                         65                 157
                                            ----------------    ----------------

                                                       (131)                 26
                                            ----------------    ----------------


Net earnings (loss)                                  $ (526)               $ 31
                                            ================    ================


Net earnings (loss) per share - Basic                $ (.41)              $ .02
                                            ================    ================

Net earnings (loss) per share - Diluted              $ (.41)              $ .02
                                            ================    ================

Weighted average shares outstanding
  Basic                                           1,297,539           1,331,854
  Diluted                                         1,297,539           1,364,991


The accompanying notes are an integral part of these statements.

                        Venturian Corp. and Subsidiaries
                      Consolidated Statement of Cash Flows
                             (Dollars in thousands)
                                  (Unaudited)

                                                                    Three months ended
                                                                        March 31,
                                                                       2001             2000
                                                              --------------    -------------

  Cash flows from operating activities:
    Net earnings (loss)                                               ($526)             $31
    Adjustments to reconcile net earnings (loss) to net
      cash provided by (used in) operating activities:
        Depreciation and amortization                                   148              140
        Change in assets and liabilities:
          Accounts receivable                                         1,219             (717)
          Inventories                                                    41              525
          Restricted cash                                                 -                8
          Prepaid expenses and other                                      7               10
          Accounts payable                                             (389)             231
          Advances from customers                                       (36)          (1,221)
          Accrued liabilities                                          (285)            (304)
          Deferred compensation and
            postretirement benefits                                      40               54
          Payments on deferred compensation
           and postretirement benefits                                  (91)            (118)
                                                              --------------    -------------
        Total adjustments                                               654           (1,392)
                                                              --------------    -------------
  Net cash provided by (used in) operating activities                   128           (1,361)

Cash flows from investing activities:
  Proceeds from sales of marketable securities                            -              402
  Purchase of property and equipment                                   (112)             (96)
  Increase in cash surrender value                                     (139)            (126)
  Other                                                                 (11)              (8)
                                                              --------------    -------------

  Net cash provided by (used in) investing activities                  (262)             172

Cash flows from financing activities
  Bank overdraft                                                         71              260
  Net proceeds from line of credit                                      101              300
  Payments on long-term debt                                            (43)             (80)
  Proceeds from issuance of common stock                                  -               12
  Purchases of common stock                                               -             (137)
                                                              --------------    -------------

  Net cash provided by financing activities                             129              355
                                                              --------------    -------------


Net decrease in cash and cash equivalents                                (5)            (834)
Beginning cash and cash equivalents                                     232            1,249
                                                              --------------    -------------

Ending cash and cash equivalents                                       $227             $415
                                                              ==============    =============

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                                           $169              $94


The accompanying notes are an integral part of these statements.

                        VENTURIAN CORP. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with the instructions in Regulation S-X pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading.

In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which consist of only normal recurring accruals, necessary to present fairly the results of operations and financial position for the periods presented. Results of operations for the interim periods are not necessarily indicative of results for the full year.


NOTE B - INVENTORIES

         Inventories are stated at the lower of cost or market, principally using the specific identification method. A portion of Napco's inventory is acquired on a speculative basis in varying quantities when it becomes available for purchase. Napco's sales of this inventory may vary from the current period to several years. It is the company's practice to classify this inventory, which totaled $2,456,000 at March 31, 2001 and $2,373,000 at December 31, 2000, within current assets. The company's obsolescence policy requires that purchases of this inventory be written off if not sold after four years. The four-year period was selected after a review of customers' historical buying patterns and is reviewed annually to determine whether the period continues to be appropriate.


NOTE C - MARKETABLE AND RESTRICTED SECURITIES

         The company owns 385,742 shares of Lightning Rod Software, Inc. (LROD) common stock, which is traded on the Nasdaq SmallCap Market. Of the 385,742 shares held by the company, 260,000 shares are considered to be unrestricted as of March 31, 2001. These unrestricted shares have been classified as available for sale with unrealized losses for the difference between the market value of these shares at March 31, 2001 and their cost reported as a separate component of shareholders' equity (accumulated other comprehensive loss). The remaining 125,742 shares are restricted and are reported at their adjusted cost as of March 31, 2001.


NOTE D - LINES OF CREDIT

         Napco has an agreement with a bank to provide a $5,000,000 line of credit for international transactions and cash advances. The agreement provides that cash or letter of credit advances be collateralized by the cash surrender value of certain of the company's life insurance policies, certain accounts receivable and inventory, or a restricted cash balance and bear interest on advances at the bank's base rate. The agreement terminates on September 30, 2001. At March 31, 2001, approximately $2,265,000 was available for cash and letter of credit advances pursuant to the agreement. Cash advances totaling $1,055,000 were outstanding at March 31, 2001 and approximately $1,680,000 in letter of credit advances were outstanding.

Napco also has a $2,000,000 line of credit available for cash advances with this bank, which it entered into on June 30, 2000. Borrowings under this line of credit are collateralized by certain of the company's real estate and bear interest at .25 percent over the bank's base rate. Cash advances of $500,000 were outstanding as of March 31, 2001, with $1,500,000 available for cash advances. The agreement terminates on September 30, 2001.

The agreement related to these lines of credit includes certain restrictive covenants regarding tangible net worth, leverage ratio and cash flow. The company was in compliance with these covenants at March 31, 2001.

If the transactions described in Note I, "Subsequent Events," below, do not occur, management expects to renew these agreements under similar terms and conditions.

Napco has additional lines of credit available for international transactions such as letters of credit and bid, performance and advance payment guarantees on a transaction basis for which restricted cash balances are required. Letters of credit issued by financial institutions, which were collateralized by a restricted cash balance, totaled $28,000 as of March 31, 2001.

NOTE E - COMMITMENTS AND CONTINGENCIES

         At March 31, 2001, the company had performance and advance payment guarantees outstanding on various sales contracts totaling $310,000. These guarantees were backed by insurance bonds, which do not require cash collateral.

The company is subject to various legal proceedings in the normal course of business. Management believes the outcome of these proceedings will not have a material adverse effect on the company's financial position or results of operations.


NOTE F - INCOME TAXES

         The company did not record an income tax benefit for the three months ended March 31, 2001 because the company was unable to carryback the loss, the company cannot conclude that it is more likely than not that it will be realized in the future.

The company did not record income tax expense for the three months ended March 31, 2000 because the company had net operating loss carryforwards sufficient to offset its taxable income.


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

For the three months ended March 31, 2001, options to purchase 257,015 shares of common stock with a weighted average exercise price of $5.04 per share were outstanding, but were not included in the computation of diluted net earnings
(loss) per share because to do so would have been anti-dilutive. Additionally, 69,305 shares from the assumed conversion of convertible debentures at $7.27 per share were not included in the computation of diluted net earnings (loss) per share for the three months ended March 31, 2001 because to do so would have been anti-dilutive.


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


NOTE H - SEGMENT INFORMATION

         During 2001 and 2000, the company had one reportable segment: Napco defense-related products. Napco manufactures and supplies a wide variety of defense-related products to governments and commercial customers around the world. A substantial portion of Napco's sales are replacement parts for U.S. made military and tracked vehicles.

MAJOR CUSTOMERS

Sales to a customer in one foreign country accounted for approximately 24 percent and 13 percent of Napco's sales for the three months ended March 31, 2001 and 2000. In general, the company considers Napco's sales to customers in specific countries to be more relevant than sales to individual foreign customers because the primary risks with respect to its export sales relate to political decisions by the U.S. government, which could prevent future sales to foreign nations, or monetary, military or economic conditions in certain countries that may affect sales in such countries.

Sales to U.S. government agencies accounted for less than 10 percent and 33 percent of Napco's sales for the three months ended March 31, 2001 and 2000.


NOTE I - SUBSEQUENT EVENTS

         On April 5, 2001, the Board of Directors of the company received a revised proposal from a stockholder group headed by Gary B. Rappaport, Venturian's Chairman and Chief Executive Officer that would result in shareholders of the company receiving $5.00 per share for their shares in Venturian Corp. On December 27, 2000, a group headed by Rappaport had offered $3.00 per share to outside shareholders to take the company private. The earlier offer was submitted to an Independent Special Committee to advise the board on the fairness of the offer, and the Special Committee retained the investment-banking firm of Dougherty & Company LLC to assist them.

The publication of the earlier offer elicited an unsolicited proposal from JATA LLC to buy substantially all of the assets of Venturian Corp's Napco International, Inc. subsidiary for a purchase price (in addition to the assumption of Napco's liabilities) resulting in net proceeds to Napco of approximately $2.6 million (approximately $2.00 per share). On the basis of this proposal, the group led by Rappaport increased its offer to $5.00 per share.

The Rappaport group formed Venturian Holdings LLC to merge with Venturian Corp., as a result of which merger the outside shareholders would receive $5 per share and Venturian Holdings LLC would receive Venturian's residual assets, which consist primarily of real estate in Hopkins, Minn. and other non-operating assets, including its 11% stake in publicly traded Lightning Rod Software, subject to the liabilities of Venturian Corp. and its subsidiaries not being assumed by JATA LLC.

In addition to Rappaport, the stockholder group includes Jon Kutler (a former Venturian Corp. director) and an entity which he controls, Melissa Rappaport, another director of Venturian Corp. and daughter of Gary Rappaport, and other members of the Rappaport family and others.

Approximately 43 percent of Venturian's 1.3 million outstanding shares of common stock are committed to vote to approve the transactions.

Venturian's stock closed at $2.88 on April 5, 2001, and $1.62 on December 26th, 2000, prior to the announcement of the original offer.

On April 11, 2001, the company announced that its Board of Directors approved the revised proposal. The Board acted on the recommendation of an independent special committee formed to advise the Board on the fairness of the proposal, and on the opinion of Dougherty & Company LLC, the investment banking firm retained by the special committee, that the amount to be paid to the shareholders pursuant to the proposal is fair, from a financial point of view, to those shareholders.

Closing of the transaction is subject to the approval of the stockholders holding a majority of the Company's stock. Consummation of the transaction would also be subject to the closing of the sale of the assets of Napco International Inc. to JATA LLC, and to holders of fewer than 10% of the outstanding common stock asserting dissenter's rights. There are no financing contingencies to the proposed offer.

                        VENTURIAN CORP. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                             March 31, 2001 and 2000


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

With respect to Napco International, one of the primary risks relates to its export sales, which could be affected by political decisions by the U.S. government, which could prevent future sales to foreign nations, or monetary, military or economic conditions in certain countries that may affect sales in such countries. Management believes that these risks are reduced by Napco's wide geographic and product diversification. While historically there has not been a reliance on one single customer, sales to U.S. government agencies accounted for less than 10 percent and 33 percent of net sales for the three months ended March 31, 2001 and 2000. For the three months ended March 31, 2001 and 2000, sales to a customer in one foreign country accounted for 24 percent and 13 percent of net sales. Other factors such as competition, the potential for labor disputes and interruption in sources of supply also could cause results to differ.


RESULTS OF OPERATIONS

Net Sales
---------

Net sales were $5,609,000 in the first quarter of 2001, compared with net sales of $7,092,000 for the first three months of 2000. Based on backlog of $12,932,000 at December 31, 2000, management expects that sales in 2001 should decrease over the balance of the year compared with sales in 2000 when beginning backlog was significantly higher. (see Backlog). During last year's first quarter, net sales included shipments of $2,146,000 against an order from the U.S. government totaling $4.5 million for upgrade kits for the M113 armored personnel carrier.

Cost of Products Sold
---------------------

Cost of products sold was 71.8 percent of net sales for the first quarter of this year, compared with 72.3 percent of net sales for the first three months a year ago. Napco markets a wide variety of defense-related products, with relatively high variation in cost of products sold from product to product.


Operating Expenses
------------------

Consolidated operating expenses were $1,975,000 and $1,956,000 for the three months ended March 31, 2001 and 2000.

Napco operating expenses were $1,738,000 for the first quarter of 2001, compared to $1,777,000 for the first quarter a year ago.

Napco sales and marketing expenses were $844,000 and $816,000 for the quarters ended March 31, 2001 and 2000. Commission expense included in sales and marketing expense was $68,000, or 1.2 percent of Napco sales for the three months ended March 31, 2001, compared with $75,000, or 1.1 percent of Napco sales for the same period in 2000. Excluding commission expense, sales and marketing expense was $776,000 and $741,000 for the quarters ended March 31, 2001 and 2000. Sales and marketing expenses increased due to a number of factors. Payroll and related expenses were higher, in part due to higher insurance costs during the quarter. Outside office expenses incurred in countries where commissions are not paid were up in 2001, due to representation in certain areas where Napco has been successful in obtaining new business. Bank charges also increased over the prior year first quarter. A portion of the increases in these areas was offset by a decrease in expenditures for product development and other miscellaneous costs in 2001.

Napco administrative expenses were $447,000 for the quarter ended March 31, 2001, compared to $501,000 for the same period a year ago. Lower expense levels at Napco's International Precision Machining, Inc. subsidiary were the primary factor in lower administrative costs.

Napco warehousing expenses totaled $447,000 in the first quarter this year, compared with $460,000 for the same period a year ago.

Corporate overhead expenses, included in administrative expense, were $237,000 and $179,000 for the three months ended March 31, 2001 and 2000. Administrative expenses increased during the first quarter of this year due to higher legal and other fees related to the offer received by the board of directors from the company's chairman and a group of other stockholders to take the company private, and also, in connection with the proposed sale of Venturian's Napco subsidiary (see
Note I).


Operating Profit (Loss)
-----------------------

The company reported an operating loss of $395,000 for the first quarter of 2001, compared with an operating profit of $5,000 for the same quarter last year.

Napco reported operating loss of $157,000 for the first three months of 2001, compared with an operating profit of $184,000 for the three months ended March 31, 2000. The decrease in sales was the primary reason for the operating loss in this year's first quarter.


Other Income (Expense)
----------------------

Rental income, net of expenses, was $65,000 for the first quarter ended March 31, 2001, compared with $157,000 for the same period a year ago. The decrease in rental income compared with last year was attributable to higher utilities and maintenance costs in 2001. In the first quarter of 2000, utilities costs were low due to a very mild winter season.

Interest expense was $201,000 in the first quarter of 2001, compared with $145,000 for the same period a year ago. Interest costs increased as a result of higher borrowing levels during the first quarter this year. Borrowing costs were higher than anticipated during the quarter due to delayed collection of certain receivables.


Income Taxes
------------

The company did not record an income tax benefit for the three months ended March 31, 2001 because the company was unable to carryback the loss, as management cannot conclude that it is more likely than not that the benefit will be realized in the future.

The company did not record income tax expense for the three months ended March 31, 2000 because the company had net operating loss carryforwards sufficient to offset its taxable income.

Backlog
-------

Napco's backlog was $12,777,000 at March 31, 2001, compared with $19,990,000 at March 31, 2000. Backlog at the beginning of 2001 was $12,632,000, compared with $23,413,000 at the start of 2000. Beginning backlog can indicate the level of sales in a given year. Therefore, management expects that 2001 sales should decrease from 2000 levels based on December 31, 2000 backlog.



FINANCIAL CONDITION

The company's current ratio was 2.1 to one at March 31, 2001, compared with 2.1 to one at the end of 2000. Long-term debt at March 31, 2001 and December 31, 2000 was approximately 21 and 20 percent of total assets. Cash and cash equivalents at March 31, 2001 decreased to $227,000, compared with $232,000 at December 31, 2000.

Napco has an agreement with a bank to provide a $5,000,000 line of credit for international transactions and cash advances. The agreement provides that cash or letter of credit advances be collateralized by the cash surrender value of certain of the company's life insurance policies, certain accounts receivable and inventory, or a restricted cash balance and bear interest on advances at the bank's base rate. The agreement terminates on September 30, 2001. At March 31, 2001, approximately $2,265,000 was available for cash and letter of credit advances pursuant to the agreement. Cash advances totaling $1,055,000 were outstanding at March 31, 2001 and approximately $1,680,000 in letter of credit advances were outstanding.

Napco also has a $2,000,000 line of credit available for cash advances with this bank, which it entered into on June 30, 2000. Borrowings under this line of credit are collateralized by certain of the company's real estate and bear interest at .25 percent over the bank's base rate. Cash advances of $500,000 were outstanding as of March 31, 2001, with $1,500,000 available for cash advances. The agreement terminates on September 30, 2001.

The agreement related to these lines of credit includes certain restrictive covenants regarding tangible net worth, leverage ratio and cash flow. The company was in compliance with these covenants at March 31, 2001.

If the transactions described under "Shareholder Information," below, do not occur, management expects to renew these agreements under similar terms and conditions.

Napco has additional lines of credit available for international transactions such as letters of credit and bid, performance and advance payment guarantees on a transaction basis for which restricted cash balances are required. Letters of credit issued by financial institutions, which were collateralized by a restricted cash balance, totaled $28,000 as of March 31, 2001.

Management believes that the company's present cash reserves and available credit should be sufficient to fund its operations and to collateralize all international transactions. The company has additional sources of funds in the form of borrowings against life insurance policies or other non-current assets.

         Inflation has not adversely affected the company's business and financial performance. The company is not capital intensive and, therefore, depreciation on a current cost basis would not significantly affect results. The company had no material commitments for capital expenditures as of March 31, 2001.


SHAREHOLDER INFORMATION

On April 5, 2001, the Board of Directors of the company received a revised proposal from a stockholder group headed by Gary B. Rappaport, Venturian's Chairman and Chief Executive Officer, that would result in shareholders of the company receiving $5.00 per share for their shares in Venturian Corp. On December 27, 2000, a group headed by Rappaport had offered $3.00 per share to outside shareholders to take the company private. The earlier offer was submitted to an Independent Special Committee to advise the board on the fairness of the offer, and the Special Committee retained the investment-banking firm of Dougherty & Company LLC to assist them.

The publication of the earlier offer elicited an unsolicited proposal from JATA LLC to buy substantially all of the assets of Venturian Corp's Napco International, Inc. subsidiary for a purchase price (in addition to the assumption of Napco's liabilities) resulting in net proceeds to Napco of approximately $2.6 million (approximately $2.00 per share). On the basis of this proposal, the group led by Rappaport increased its offer to $5.00 per share.

The Rappaport group formed Venturian Holdings LLC to merge with Venturian Corp., as a result of which merger the outside shareholders would receive $5 per share and Venturian Holdings LLC would receive Venturian's residual assets, which consist primarily of real estate in Hopkins,

Minn. and other non-operating assets, including its 11% stake in publicly traded Lightning Rod Software, subject to the liabilities of Venturian Corp. and its subsidiaries not being assumed by JATA LLC.

In addition to Rappaport, the stockholder group includes Jon Kutler (a former Venturian Corp. director) and an entity that he controls, Melissa Rappaport, another director of Venturian Corp. and the daughter of Gary Rappaport, other members of the Rappaport family and others.

Approximately 43 percent of Venturian's 1.3 million outstanding shares of common stock are committed to vote to approve the transactions.

Venturian's stock closed at $2.88 on April 5, 2001, and $1.62 on December 26th, 2000, prior to the announcement of the original offer.

On April 11, 2001, the company announced that its Board of Directors approved the revised proposal. The Board acted on the recommendation of an independent special committee formed to advise the Board on the fairness of the proposal, and on the opinion of Dougherty & Company LLC, the investment banking firm retained by the special committee, that the amount to be paid to the shareholders pursuant to the proposal is fair, from a financial point of view, to those shareholders.

Closing of the transaction is subject to the approval of the stockholders holding a majority of the Company's stock. Consummation of the transaction would also be subject to the closing of the sale of the assets of Napco International Inc. to JATA LLC, and to holders of fewer than 10% of the outstanding common stock asserting dissenter's rights. There are no financing contingencies to the proposed offer.

                        VENTURIAN CORP. AND SUBSIDIARIES
                                     PART II
                                OTHER INFORMATION




Item 6.  Exhibits and Reports on Form 8-K

     a)  Exhibits

The following annexes to the Company's Schedule 14A, Information Proxy Statement, filed May 8, 2001 are incorporated by reference:

         Annex A. Agreement and Plan of Merger, dated April 11, 2001, by and between Venturian Holdings, LLC and Venturian Corp.

         Annex B. Asset Purchase Agreement, dated April 11, 2001, by and among JATA LLC, NorcaTec LLC, Venturian Corp. and Napco International Inc.


     b) The following Form 8-K's were filed during the quarter for which this report is filed and subsequent to the end of the quarter but prior to the filing of this Form 10Q.


         1)  Form 8-K filed on January 3, 2001.

The Company reported that its Board of Directors received a proposal from a Stockholder Group (including certain directors of the Company) headed by Gary B. Rappaport, Venturian's Chairman and Chief Executive Officer. The proposal outlined terms under which the group, which controlled about 41% of the outstanding shares of the Company's stock, would take the company private by acquiring those outstanding shares of Venturian it did not already control at a price of $3 per share.

         2)  Form 8-K filed on April 12, 2001.

The Company reported that its Board of Directors received a revised proposal from a stockholder group headed by Gary B. Rappaport, Venturian's Chairman and Chief Executive Officer that would result in shareholders of the Company receiving $5.00 per share for their shares in Venturian Corp.

         3)  Form 8-K filed on April 12, 2001.

The Company reported that its Board of Directors approved a revised proposal from a stockholder group headed by Gary B.

Rappaport, Venturian's Chairman and Chief Executive Officer, that would result in the public shareholders (those not in the stockholder group) of the Company receiving $5.00 per share for their shares in Venturian Corp. The Board acted on the recommendation of an independent special committee formed to advise the Board on the fairness of the proposal, and on the opinion of Dougherty & Company LLC, an investment banking firm retained by the special committee, that the amount to be paid to the public shareholders pursuant to the proposal is fair, from a financial point of view, to those public shareholders.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                 VENTURIAN CORP.
                                 ---------------
                                  (Registrant)


                             By: /s/ Mary F. Jensen
                                ------------------------
                                 Mary F. Jensen
                                 Chief Financial Officer





Date:    May 10, 2001