Form 10-Q
period 2001-06-30
VENTURIAN CORP
filed 2001-08-14
CIK 745756

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2001

                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
---   SECURITIES EXCHANGE ACT OF 1934


                         Commission file number 0-12117
                         ------------------------------


                                 VENTURIAN CORP.
                                 ---------------
             (Exact name of registrant as specified in its charter)


           Minnesota                                     41-1460782
           ---------                                     ----------
(State or other jurisdication of                  IRS Employer ID Number
 incorporation or organziation)

11111 Excelsior Boulevard, Hopkins, MN                      55343
--------------------------------------                      -----
(Address of principal executive offices)                 (Zip code)

Registrant's telephone number,
including area code                                   (952) 931-2500
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

$1.00 par value common shares                  Outstanding at August 8, 2001
                                               -----------------------------
                                                          1,300,839

                        VENTURIAN CORP. AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX




PART I.  Financial Information



         Item 1.

                  Consolidated Condensed Balance Sheets
                  June 30, 2001 and December 31, 2000                          3

                  Consolidated Condensed Statements of Operations
                  Three and six months ended June 30, 2001 and 2000            4

                  Consolidated Condensed Statements of Cash Flows
                  Six months ended June 30, 2001 and 2000                      5

                  Notes to Consolidated Condensed Financial
                  Statements                                                   6


         Item 2.

                  Management's Discussion and Analysis of
                  the Results of Operations and Financial Condition           11



PART II. Other information

         Item 6.  Exhibits and Reports on Form 8-K                            17

                        Venturian Corp. and Subsidiaries
                     Consolidated Condensed Balance Sheets
                                 (In thousands)
                                   (Unaudited)

                                                       June 30,    December 31,
                                                          2001           2000
                                                      -----------  -----------

Current assets
  Cash and cash equivalents                         $      414    $      232
  Restricted cash                                           28            28
  Marketable securities                                     --            84
  Accounts receivable, less allowance
    for doubtful accounts of $206
    in June 2001 and in December 2000                    6,224         7,522
  Inventories                                            4,447         4,382
  Prepaid expenses and other                               104           232
                                                    -----------   -----------

    Total current assets                                11,217        12,480

Property and equipment - at cost
  Buildings and improvements                             2,764         2,764
  Equipment                                              6,481         6,328
                                                    -----------   -----------
                                                         9,245         9,092
  Less accumulated depreciation and amortization         6,590         6,385
                                                    -----------   -----------
                                                         2,655         2,707
  Land                                                     230           230
                                                    -----------   -----------
                                                         2,885         2,937

Other assets
  Cash surrender value of life insurance, net            4,238         4,053
  Rental real estate, net                                2,799         2,892
  Restricted securities                                     --           214
  Other                                                    320           316
                                                    -----------   -----------
                                                         7,357         7,475
                                                    -----------   -----------

                                                    $   21,459    $   22,892
                                                    ===========   ===========

Liabilities and Shareholders' Equity
Current liabilities
  Bank overdraft                                    $      169    $      495
  Note payable to bank                                   2,605         1,454
  Current maturities of long-term debt                     156           156
  Accounts payable                                       1,782         2,374
  Advances from customers                                   45            72
  Accrued liabilities                                    1,185         1,519
                                                    -----------   -----------

    Total current liabilities                            5,942         6,070

Long-term debt, less current maturities                  4,602         4,690

Deferred compensation and postretirement benefits        1,668         1,755

Commitments and contingencies                               --            --

Shareholders' equity
  Common stock - $1 par value                            1,301         1,298
  Additional contributed capital                        15,750        15,741
  Accumulated deficit                                   (7,804)       (6,381)
  Accumulated other comphrensive loss                       --          (281)
                                                    -----------   -----------
                                                         9,247        10,377
                                                    -----------   -----------

                                                    $   21,459    $   22,892
                                                    ===========   ===========


        The accompanying notes are an integral part of these statements.

                        Venturian Corp. and Subsidiaries
                Consolidated Condensed Statements of Operations
                (In thousands, except share and per share data)
                                  (Unaudited)


                                                           Three months ended          Six months ended
                                                                 June 30,                  June 30,
                                                       ------------------------    ------------------------
                                                          2001          2000          2001          2000
                                                       ----------    ----------    ----------    ----------

Net sales                                              $    5,724    $    8,300    $   11,333    $   15,392

Cost of products sold                                       4,021         5,579         8,050        10,710
                                                       ----------    ----------    ----------    ----------

  Gross profit                                              1,703         2,721         3,283         4,682

Operating expenses
  Sales and marketing                                         776           885         1,620         1,701
  Administrative                                              810           689         1,494         1,369
  Warehousing                                                 394           396           841           856
                                                       ----------    ----------    ----------    ----------

    Total operating expenses                                1,980         1,970         3,955         3,926
                                                       ----------    ----------    ----------    ----------

Operating profit (loss)                                      (277)          751          (672)          756

Other income (expense)
  Interest income                                               2             3             7            17
  Interest expense                                           (189)         (172)         (390)         (317)
  Rental income, net of expenses                              146           219           211           376
  Write-down of marketable and restricted securities         (579)           --          (579)           --
  Other                                                        --           (42)           --           (42)
                                                       ----------    ----------    ----------    ----------

                                                             (620)            8          (751)           34
                                                       ----------    ----------    ----------    ----------

Earnings (loss) before income taxes                          (897)          759        (1,423)          790

Income taxes                                                   --           210            --           210
                                                       ----------    ----------    ----------    ----------

Net earnings (loss)                                    $     (897)   $      549    $   (1,423)   $      580
                                                       ==========    ==========    ==========    ==========

Net earnings (loss) per share - Basic                  $     (.69)   $      .42    $    (1.10)   $      .44
                                                       ==========    ==========    ==========    ==========

Net earnings (loss) per share - Diluted                $     (.69)   $      .41    $    (1.10)   $      .43
                                                       ==========    ==========    ==========    ==========

Weighted average shares outstanding
  Basic                                                 1,297,648     1,314,105     1,297,593     1,322,979
  Diluted                                               1,297,648     1,337,650     1,297,593     1,351,320


        The accompanying notes are an integral part of these statements.

                        Venturian Corp. and Subsidiaries
                Consolidated Condensed Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)

                                                                  Six months ended
                                                                       June 30,
                                                                 2001          2000
                                                             ----------    ----------

  Cash flows from operating activities:
    Net earnings (loss)                                      ($   1,423)   $      580
    Adjustments to reconcile net earnings (loss) to net
      cash used in operating activities:
        Depreciation and amortization                               298           280
        Write-down of marketable and restricted securities          579            --
        Change in assets and liabilities:
          Accounts receivable                                     1,298          (889)
          Inventories                                               (65)        1,556
          Restricted cash                                            --           517
          Prepaid expenses and other                                128           122
          Accounts payable                                         (592)         (205)
          Advances from customers                                   (27)       (2,126)
          Accrued liabilities                                      (334)          (56)
          Deferred compensation and
            postretirement benefits                                  81            82
          Payments on deferred compensation
           and postretirement benefits                             (168)         (195)
                                                             ----------    ----------
        Total adjustments                                         1,198          (914)
                                                             ----------    ----------
  Net cash used in operating activities                            (225)         (334)

Cash flows from investing activities:
  Proceeds from sales of marketable securities                       --           402
  Purchase of property and equipment                               (153)         (341)
  Purchase of investment                                             --          (965)
  Increase in cash surrender value                                 (185)         (157)
  Other                                                              (4)            4
                                                             ----------    ----------

  Net cash used in investing activities                            (342)       (1,057)

Cash flows from financing activities
  Bank overdraft                                                   (326)           (2)
  Net proceeds from line of credit                                1,151           550
  Payments on long-term debt                                        (88)         (169)
  Proceeds from long-term debt                                       --           175
  Proceeds from issuance of common stock                             12            12
  Purchases of common stock                                          --          (171)
                                                             ----------    ----------

  Net cash provided by financing activities                         749           395
                                                             ----------    ----------


Net increase (decrease) in cash and cash equivalents                182          (996)
Beginning cash and cash equivalents                                 232         1,249
                                                             ----------    ----------

Ending cash and cash equivalents                             $      414    $      253
                                                             ==========    ==========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                                 $      296    $      236


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


NOTE B - INVENTORIES

         Inventories are stated at the lower of cost or market, principally using the specific identification method. A portion of Napco's inventory is acquired on a speculative basis in varying quantities when it becomes available for purchase. Napco's sales of this inventory may vary from the current period to several years. It is the company's practice to classify this inventory, which totaled $2,308,000 at June 30, 2001 and $2,373,000 at December 31, 2000, within current assets. The company's obsolescence policy requires that purchases of this inventory be written off if not sold after four years. The four-year period was selected after a review of customers' historical buying patterns and is reviewed annually to determine whether the period continues to be appropriate.


NOTE C - MARKETABLE AND RESTRICTED SECURITIES

         The company owns 385,742 shares of Lightning Rod Software, Inc. (LROD) common stock, which is traded on the Nasdaq SmallCap Market. On August 1, 2001, LROD announced that it does not have the resources to continue operations because a significant customer had not exercised an option to acquire a fully paid-up software license from LROD. As a result, the company has written off the remaining value of marketable and restricted securities since it is unlikely that the company will receive any funds from the wind down and dissolution of LROD operations. The other than temporary write-down totaled $579,000 for the three and six months ended June 30, 2001.


NOTE D - LINES OF CREDIT

         Napco has an agreement with a bank to provide a $5,000,000 line of credit for international transactions and cash advances. The agreement provides that cash or letter of credit advances be collateralized by the cash surrender value of certain of the company's life insurance policies, certain accounts receivable and inventory, or a restricted cash balance and bear interest on advances at the bank's base rate. The agreement terminates on September 30, 2001. At June 30, 2001, approximately $1,882,000 was available for cash and letter of credit advances pursuant to the agreement. Cash advances totaling $1,255,000 were outstanding at June 30, 2001 and approximately $1,863,000 in letter of credit advances were outstanding.

Napco also has a $2,000,000 line of credit available for cash advances with this bank, which it entered into on June 30, 2000. Borrowings under this line of credit are collateralized by certain of the company's real estate and bear interest at .25 percent over the bank's base rate. Cash advances of $1,350,000 were outstanding as of June 30, 2001, with $650,000 available for cash advances. The agreement terminates on September 30, 2001.

The agreement related to these lines of credit includes certain restrictive covenants regarding tangible net worth, leverage ratio and cash flow. The company was in compliance or received a waiver for non-compliance with these covenants as of June 30, 2001.

If the transactions described in Note I, "Subsequent Events," below, do not occur, management expects to renew these agreements under similar terms and conditions.

Napco has additional lines of credit available for international transactions such as letters of credit and bid, performance and advance payment guarantees on a transaction basis for which restricted cash balances are required. Letters of credit issued by financial institutions, which were collateralized by a restricted cash balance, totaled $28,000 as of June 30, 2001.

NOTE E - COMMITMENTS AND CONTINGENCIES

         At June 30, 2001, the company had performance and advance payment guarantees outstanding on various sales contracts totaling $310,000. These guarantees were backed by insurance bonds, which do not require cash collateral.

The company is subject to various legal proceedings in the normal course of business. Management believes the outcome of these proceedings will not have a material adverse effect on the company's financial position or results of operations.


NOTE F - INCOME TAXES

         The company did not record an income tax benefit for the three and six months ended June 30, 2001 because the company was unable to carryback the loss, the company cannot conclude that it is more likely than not that it will be realized in the future.


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

For the three and six months ended June 30, 2001, options to purchase 253,715 and 255,365 shares of common stock with a weighted average exercise price of $5.06 and $5.05 per share were outstanding, but were not included in the computation of diluted net earnings (loss) per share because to do so would have been anti-dilutive. Additionally, 69,305 shares from the assumed conversion of convertible debentures at $7.27 per share were not included in the computation of diluted net earnings (loss) per share for the three and six months ended June 30, 2001 because to do so would have been anti-dilutive.


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

MAJOR CUSTOMERS

Sales to a customer in one foreign country accounted for approximately 26 percent and 16 percent of Napco's sales for the six months ended June 30, 2001 and 2000. In general, the company considers Napco's sales to customers in specific countries to be more relevant than sales to individual foreign customers because the primary risks with respect to its export sales relate to political decisions by the U.S. government, which could prevent future sales to foreign nations, or monetary, military or economic conditions in certain countries that may affect sales in such countries.

Sales to U.S. government agencies accounted for less than 10 percent and 43 percent of Napco's sales for the six months ended June 30, 2001 and 2000.


NOTE I - SIGNIFICANT EVENTS

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

The Rappaport group formed Venturian Holdings LLC to merge with Venturian Corp., as a result of which merger the outside shareholders would receive $5 per share and Venturian Holdings LLC would receive Venturian's residual assets, which consist primarily of real estate in Hopkins, Minnesota and other non-operating assets, including its 11% stake in publicly traded Lightning Rod Software, which has been written off (see Note C), subject to the liabilities of Venturian Corp. and its subsidiaries not being assumed by JATA LLC.

In addition to Rappaport, the stockholder group includes Jon Kutler (a former Venturian Corp. director) and an entity which he controls, Melissa Rappaport, another director of Venturian Corp. and daughter of Gary Rappaport, and other members of the Rappaport family and others.

Approximately 45 percent of Venturian's 1.3 million outstanding shares of common stock are committed to vote to approve the transactions.

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

The company has established August 8, 2001 as the record date for a shareholders' meeting to vote on the proposed transactions. The record date and subsequent meeting date are contingent upon approval of proxy materials submitted by the company to the Securities and Exchange Commission.

                        VENTURIAN CORP. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                             June 30, 2001 and 2000


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

With respect to Napco International, one of the primary risks relates to its export sales, which could be affected by political decisions by the U.S. government, which could prevent future sales to foreign nations, or monetary, military or economic conditions in certain countries that may affect sales in such countries. Management believes that these risks are reduced by Napco's wide geographic and product diversification. While historically there has not been a reliance on one single customer, sales to U.S. government agencies accounted for less than 10 percent and 43 percent of net sales for the six months ended June 30, 2001 and 2000. For the six months ended June 30, 2001 and 2000, sales to a customer in one foreign country accounted for 26 percent and 16 percent of net sales. Other factors such as competition, the potential for labor disputes and interruption in sources of supply also could cause results to differ.


RESULTS OF OPERATIONS

Net Sales

Net sales decreased to $5,724,000 in the second quarter of 2001, compared with net sales of $8,300,000 for the same period last year. For the first six months of 2001, sales of $11,333,000 were down approximately 26 percent from sales of $15,392,000 for the first six months of 2000. Based on backlog of $12,932,000 at December 31, 2000, management expects that sales in 2001 should decrease over the balance of the year compared with sales in 2000 when beginning backlog was significantly higher (see Backlog). During last year's first quarter and six months, net sales included shipments of $2,253,000 and $4,399,000 against an order from the U.S. government totaling $4.5 million for upgrade kits for the M113 armored personnel carrier.

Cost of Products Sold

Cost of products sold was 70.2 percent of net sales for the second quarter of 2001, compared with 67.2 percent of net sales for the second quarter a year ago. For the six months ended June 30, 2001 and 2000, cost of products sold was 71.0 percent and 69.5 percent of net sales. Napco markets a wide variety of defense-related products, with relatively high variation in cost of products sold from product to product.


Operating Expenses

Consolidated operating expenses were $1,980,000 and $1,970,000 for the three months ended June 30, 2001 and 2000. For the six months ended June 30, 2001 and 2000, consolidated operating expenses were $3,955,000 and $3,926,000.

Napco operating expenses were $1,545,000 for second quarter of 2001, compared to $1,840,000 for the second quarter a year ago. Napco operating expenses were $3,283,000 for the first six months of 2001, compared to $3,617,000 for the same period last year.

Napco sales and marketing expenses were $776,000 and $885,000 for the quarters ended June 30, 2001 and 2000. Year-to-date, Napco sales and marketing expenses were $1,620,000 in 2001, compared with $1,701,000 in 2000. Commission expense included in sales and marketing expense was $104,000 and $172,000, or 1.8 and
1.5 percent of Napco sales for the three and six months ended June 30, 2001, compared with $50,000 and $125,000, or less than 1 percent of Napco sales for the same periods in 2000. A year ago, commission expense was lower due to a higher portion of net sales to the U.S. government, on which no commission is paid. Excluding commission expense, sales and marketing expense was $672,000 and $1,448,000 for the quarter and six months ended June 30, 2001, compared with $835,000 and $1,576,000 for the quarter and first six months last year. Sales and marketing expenses decreased due to a number of factors. In general, sales and marketing expenses have decreased due to the company's efforts to reduce costs in response to the decline in sales. However, outside office expenses incurred in countries where commissions are not paid were up in 2001, due to representation in certain areas where Napco has been successful in obtaining new business.

Napco administrative expenses were $375,000 for the quarter ended June 30, 2001, compared to $559,000 for the same period a year ago. Year-to-date, Napco administrative expenses were $822,000 in 2001 and $1,060,000 in 2000. In general, administrative expenses have been reduced in response to lower sales.

Napco warehousing expenses totaled $394,000 in the second quarter this year, compared with $396,000 for the same period a year ago. Napco warehousing expenses totaled $841,000 for the first six months of 2001, compared with $856,000 for the first six months of last year. The company has effected cost reductions in the warehousing area, but these have been offset by costs associated with an inventory scrap program designed to reduce certain warehousing costs in the long term.

Corporate overhead expenses, included in administrative expense, were $436,000 and $130,000 for the three months ended June 30, 2001 and 2000. For the first six months of 2001, corporate overhead expenses increased to $673,000, from $309,000 for the first six months of 2000. Corporate overhead expenses increased this year due to higher legal and other fees related to the offer received by the board of directors from the company's chairman and a group of other stockholders to take the company private, and also, in connection with the proposed sale of Venturian's Napco subsidiary (see Note I).


Operating Profit (Loss)

The company reported an operating loss of $277,000 for the second quarter of 2001, compared with an operating profit of $751,000 for the same quarter last year.

Napco reported operating profit of $156,000 for the second quarter ended June 30, 2001, compared with an operating profit of $881,000 for second quarter last year. The decrease in sales was the primary reason for lower operating profits in this year's second quarter. Year-to-date as of June 30, 2001, Napco reported an operating loss of $1,000, compared with a year-to-date operating profit of $1,065,000 in 2000.


Other Income (Expense)

Rental income, net of expenses, was $146,000 and $219,000 for the second quarter ended June 30, 2001 and 2000. For the first six months, rental income, net of expenses, was $211,000 and $376,000 in 2001 and 2000. The decrease in rental income compared with last year was attributable to higher utilities and maintenance costs in 2001. Last year, utilities costs were low due to a very mild winter season.

Interest expense increased in the second quarter and year-to-date in 2001 as a result of higher borrowing levels this year. Borrowing costs were higher than anticipated due to a delay in the collection of certain accounts receivable.


The company owns 385,742 shares of Lightning Rod Software, Inc. (LROD) common stock, which is traded on the Nasdaq SmallCap Market. On August 1, 2001, LROD announced that it does not have the resources to continue operations because a significant customer had not exercised an option to acquire a fully paid-up software license from LROD. As a result, the company has written off the remaining value of marketable and restricted securities since it is unlikely that the company will receive any funds from the wind down and dissolution of LROD operations. The other than temporary write-down totaled $579,000 for the three and six months ended June 30, 2001.


Income Taxes

The company did not record an income tax benefit for the three and six months ended June 30, 2001 because the company was unable to carryback the loss, as management cannot conclude that it is more likely than not that the benefit will be realized in the future.

The company recorded income tax expense of $210,000 for the three and six months ended June 30, 2000. While the company had net operating loss carryforwards sufficient to offset a substantial portion of its taxable income in 2000, income tax expense was attributable to alternative minimum tax.


Backlog

Napco's backlog was $12,990,000 at June 30, 2001, compared with $19,318,000 at June 30, 2000. Backlog at the beginning of 2001 was $12,932,000, compared with $23,413,000 at the start of 2000. Beginning backlog can indicate the level of sales in a given year. Therefore, management expects that 2001 sales should decrease from 2000 levels based on December 31, 2000 backlog.



FINANCIAL CONDITION

The company's current ratio was 1.9 to one at June 30, 2001, compared with 2.1 to one at the end of 2000. Long-term debt at June 30, 2001 and December 31, 2000 was approximately 21 and 20 percent of total assets. Cash and cash equivalents at June 30, 2001 increased to $414,000, compared with $232,000 at December 31, 2000.

Napco has an agreement with a bank to provide a $5,000,000 line of credit for international transactions and cash advances. The agreement provides that cash or letter of credit advances be collateralized by the cash surrender value of certain of the company's life insurance policies, certain accounts receivable and inventory, or a restricted cash balance and bear interest on advances at the bank's base rate. The agreement terminates on September 30, 2001. At June 30, 2001, approximately $1,882,000 was available for cash and letter of credit advances pursuant to the agreement. Cash advances totaling $1,255,000 were outstanding at June 30, 2001 and approximately $1,863,000 in letter of credit advances were outstanding.

Napco also has a $2,000,000 line of credit available for cash advances with this bank, which it entered into on June 30, 2000. Borrowings under this line of credit are collateralized by certain of the company's real estate and bear interest at .25 percent over the bank's base rate. Cash advances of $1,350,000 were outstanding as of June 30, 2001, with $650,000 available for cash advances. The agreement terminates on September 30, 2001.

The agreement related to these lines of credit includes certain restrictive covenants regarding tangible net worth, leverage ratio and cash flow. The company was in compliance or received a waiver for non-compliance with these covenants as of June 30, 2001.

If the transactions described under "Shareholder Information," below, do not occur, management expects to renew these agreements under similar terms and conditions.

Napco has additional lines of credit available for international transactions such as letters of credit and bid, performance and advance payment guarantees on a transaction basis for which restricted cash balances are required. Letters of credit issued by financial institutions, which were collateralized by a restricted cash balance, totaled $28,000 as of June 30, 2001.

Management believes that the company's present cash reserves and available credit should be sufficient to fund its operations and to collateralize all international transactions. The company has additional sources of funds in the form of borrowings against life insurance policies or other non-current assets.

         Inflation has not adversely affected the company's business and financial performance. The company is not capital intensive and, therefore, depreciation on a current cost basis would not significantly affect results. The company had no material commitments for capital expenditures as of June 30, 2001.


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

The Rappaport group formed Venturian Holdings LLC to merge with Venturian Corp., as a result of which merger the outside shareholders would receive $5 per share and Venturian Holdings LLC would receive Venturian's residual assets, which consist primarily of real estate in Hopkins, Minnesota and other non-operating assets, including its 11% stake in publicly traded Lightning Rod Software, which has now been written-off (see Note C), subject to the liabilities of Venturian Corp. and its subsidiaries not being assumed by JATA LLC.

In addition to Rappaport, the stockholder group includes Jon Kutler (a former Venturian Corp. director) and an entity that he controls, Melissa Rappaport, another director of Venturian Corp. and the daughter of Gary Rappaport, other members of the Rappaport family and others.

Approximately 45 percent of Venturian's 1.3 million outstanding shares of common stock are committed to vote to approve the transactions.

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

The company has established August 8, 2001 as the record date for a shareholders' meeting to vote on the proposed transactions. The record date and subsequent meeting date are contingent upon approval of proxy materials submitted by the company to the Securities and Exchange Commission.

                        VENTURIAN CORP. AND SUBSIDIARIES
                                     PART II
                                OTHER INFORMATION






Item 6.  Exhibits and Reports on Form 8-K

         a) Exhibits

              None.

         b) The following Form 8-K's were filed during the quarter for which this report is filed and subsequent to the end of the quarter but prior to the filing of this Form 10Q.


              1) Form 8-K filed on April 12, 2001.

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




                                 VENTURIAN CORP.
                                 ---------------
                                  (Registrant)


                             By: /s/ Mary F. Jensen
                                -------------------
                                Mary F. Jensen
                                Chief Financial Officer





Date:    August 8, 2001